Form 10-Q
period 2019-09-30
Cabaletta Bio, Inc.
filed 2019-12-05
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission File Number: 001-39103

CABALETTA BIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-1685768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2929 Arch Street, Suite 600	19104
Philadelphia, PA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 759-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	CABA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of December 5, 2019, the registrant had 24,034,022 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, initially our planned Phase 1 clinical trial of DSG3-CAART, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•

the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART and DSG3/1-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our plans to pursue research and development of other product candidates;
•	our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our planned Phase 1 clinical trial;
•	the potential advantages of our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, and our product candidates;
•	the extent to which our scientific approach and CABA platform may potentially address a broad range of diseases;
•

the potential benefits and success of our arrangements with the Trustees of the University of Pennsylvania, or Penn, and the Children’s Hospital of Pennsylvania, or CHOP, and our scientific co-founders, Drs. Milone and Payne;

•	our ability to successfully commercialize our product candidates, including DSG3-CAART and our other product candidates;
•	the potential receipt of revenue from future sales of DSG3-CAART and our other product candidates;
•	the rate and degree of market acceptance and clinical utility of DSG3-CAART and our other product candidates;
•	our estimates regarding the potential market opportunity for DSG3-CAART and our other product candidates, and our ability to serve those markets;
•	our sales, marketing and distribution capabilities and strategy, whether alone or with potential future collaborators;
•	our ability to establish and maintain arrangements or a facility for manufacture of DSG3-CAART and our other product candidates;
•

our ability to obtain funding for our operations, including funding necessary to initiate and complete our planned Phase 1 clinical trial of DSG3-CAART and our ongoing preclinical studies of MuSK-CAART, DSG3/1-CAART and FVIII-CAART;

•	the potential achievement of milestones and receipt of payments under our collaborations;
•	our ability to enter into additional collaborations with existing collaborators or other third parties;
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others;

•	the success of competing therapies that are or become available, and our competitive position;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the impact of government laws and regulations in the United States and foreign countries; and
•	our ability to attract and retain key scientific or management personnel.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligations to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$71,041	$33,017
Prepaid expenses and other current assets	708	977
Total current assets	71,749	33,994
Property and equipment, net	540	—
Deferred offering costs	2,563	180
Deposits	91	—
Total Assets	$74,943	$34,174
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,154	$603
Accrued and other current liabilities	1,910	340
Total current liabilities	3,064	943
Commitments and Contingencies (see Note 6)
Convertible preferred stock:
Series A, A-1, A-2 and B convertible preferred stock, $0.00001 par value: 20,762,168 and 12,393,497 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 19,356,835 and 12,393,047 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $94,475 at September 30, 2019.	97,954	43,921
Stockholders’ deficit:
Common stock, $0.00001 par value: 29,000,000 and 21,147,115 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 3,848,320 shares issued and outstanding at both December 31, 2018 and September 30, 2019	—	—
Additional paid-in capital	1,481	1,762
Accumulated deficit	(27,556)	(12,452)
Total stockholders’ deficit	(26,075)	(10,690)
Total liabilities, convertible preferred stock and stockholders’ deficit	$74,943	$34,174

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$3,220	$2,589	$8,645	$3,228
General and administrative	1,811	491	4,178	900
Total operating expenses	5,031	3,080	12,823	4,128
Loss from operations	(5,031)	(3,080)	(12,823)	(4,128)
Other income:
Interest income	381	48	1,283	75
Fair value adjustments on convertible notes	—	(6,244)	—	(6,244)
Net loss	(4,650)	(9,276)	(11,540)	(10,297)
Deemed dividend	—	—	(5,326)	—
Net loss attributable to common stockholders	$(4,650)	$(9,276)	$(16,866)	$(10,297)
Net loss per share, basic and diluted	$(2.17)	$(9.47)	$(9.34)	$(5.44)
Weighted-average number of shares used in computing net loss per share, basic and diluted	2,142,958	979,069	1,806,494	1,891,456

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2017	—	$—	3,333,332	$—	$1	$(250)	$(249)
Issuance of common stock	—	—	33,670	—	—	—	—
Stock-based compensation	—	—	—	—	131	—	131
Net loss	—	—	—	—	—	(1,021)	(1,021)
Balance—June 30, 2018	—	—	3,367,002	—	132	(1,271)	(1,139)
Stock-based compensation	—	—	—	—	195	—	195
Net loss	—	—	—	—	—	(9,276)	(9,276)
Balance—September 30, 2018	—	$—	3,367,002	$—	$327	$(10,547)	$(10,220)
Balance—December 31, 2018	12,393,047	$43,921	3,848,320	$—	$1,762	$(12,452)	$(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—
Exchange of convertible preferred stock, including deemed dividend	—	5,326	—	—	(2,674)	(2,652)	(5,326)
Stock-based compensation	—	—	—	—	912	—	912
Net loss	—	—	—	—	—	(6,890)	(6,890)
Balance—June 30, 2019	19,356,835	97,954	3,848,320	—	—	(21,994)	(21,994)
Reclassification (see Note 1)	—	—	—	—	912	(912)	—
Stock-based compensation	—	—	—	—	569	—	569
Net loss	—	—	—	—	—	(4,650)	(4,650)
Balance—September 30, 2019	19,356,835	$97,954	3,848,320	$—	$1,481	$(27,556)	$(26,075)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,540)	$(10,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,481	326
Change in fair value of convertible notes	—	6,244
Obligation to issue common stock for research and development	—	1,155
Depreciation	53	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	449	(220)
Deposits	(91)
Accounts payable	552	(140)
Accrued and other current liabilities	934	179
Net cash used in operating activities	(8,162)	(2,753)
Cash flows from investing activities:
Purchases of property and equipment	(420)	—
Net cash used in investing activities	(420)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	12,535
Proceeds from issuance of convertible preferred stock	50,000	—
Issuance costs of convertible preferred stock	(1,293)	—
Payments of deferred offering costs	(2,101)	—
Net cash provided by financing activities	46,606	12,535
Net increase in cash and cash equivalents	38,024	9,782
Cash and cash equivalents—beginning of period	33,017	1
Cash and cash equivalents—end of period	$71,041	$9,783
Supplemental disclosures of non-cash financing activities:
Exchange of convertible preferred stock, including deemed dividend	$10,090	$—
Deferred offering costs in accrued expenses at end of period	$462	$43
Property and equipment in accrued expenses at end of period	$174	$—

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share amounts.)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The Company is headquartered in Pennsylvania. Cabaletta is a clinical-stage biotechnology company focused on the discovery and development of T cell therapies for B cell-mediated autoimmune diseases.

Principal operations commenced in April 2018, when the Company executed sponsored research agreements with the Trustees of the University of Pennsylvania (Penn).

On October 16, 2019, the Company effected a 1-for-1.5 reverse split of the Company’s issued and outstanding shares of common stock, par value $0.00001 per share (Common Stock). Upon the effectiveness of the reverse stock split: (i) all shares of outstanding Common Stock were adjusted; (ii) the conversion price of the Series A, Series A-1, Series A-2 and Series B preferred stock (collectively, the Preferred Shares) was adjusted; (iii) the number of shares of Common Stock for which each outstanding option to purchase Common Stock is exercisable was adjusted; and (iv) the exercise price of each outstanding option to purchase Common Stock was adjusted. All of the outstanding Common Stock share numbers (including shares of Common Stock subject to the Company’s options and as converted for the outstanding convertible preferred stock shares), share prices, exercise prices and per share amounts contained in the condensed financial statements have been retroactively adjusted in the condensed financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of Common Stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

On October 29, 2019, the Company completed its initial public offering (IPO) of 6,800,000 shares of Common Stock at an offering price of $11.00 per share. The Company received net proceeds of $66,164 after deducting underwriting discounts, commissions and estimated offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12,904,534 shares of Common Stock. After the IPO, the Company had a total of 23,552,854 outstanding shares of Common Stock. In November 2019, the underwriters partially exercised their option and purchased an additional 475,501 shares of Common Stock resulting in net proceeds to the Company of approximately $4,864, after deducting underwriting discounts and commissions. The financial statements as of September 30, 2019, including share and per share amounts, do not include the effects of the IPO.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is currently dependent on Penn for much of its preclinical research, clinical research and development activities, and expects to be dependent upon Penn for initial manufacturing activities (Note 6). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed financial statements as of and for the nine months ended September 30, 2019, the Company expects that the $71,028 net proceeds from its IPO and the partial exercise of the underwriters’ option to purchase additional shares together with its cash and cash equivalents as of September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the first quarter of 2022. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). As permitted under these rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s prospectus dated October 24, 2019, that forms a part of the Company’s Registration Statements on Form S-1 (File Nos. 333-234017 and 333-234315), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common stock, stock-based compensation, the valuation allowance on the Company’s deferred tax assets, and the fair value of convertible debt. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations.

Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Reclassification

A reclassification of $912 has been made increasing additional paid-in capital and increasing accumulated deficit in the three month period ended September 30, 2019 with respect to the exchange of convertible preferred stock recorded in January 2019. The reclassification had no impact to the Statements of Operations, including Net Income and Earnings Per Share, Total Assets and Total Equity.

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the three month periods ended September 30, 2019 and 2018, the costs incurred under this arrangement totaled $180 and $30, respectively. For the nine month periods ended September 30, 2019 and 2018, the costs incurred under this arrangement totaled $445 and $41, respectively. These amounts were recorded as general and administrative expense in the accompanying statements of operations. As of September 30, 2019, amounts owed under this arrangement totaled $47 and are included in accounts payable in the accompanying balance sheets.

The Company engaged the services of its current Chief Executive Officer and President prior to his employment in October 2018. For the three and nine month periods ended September 30, 2018, the costs incurred under this arrangement totaled $103 and $168, respectively, which were recorded as general and administrative expense in the accompanying statements of operations.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company has yet to evaluate the effect that ASU 2016-02 will have on its financial statements or financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and financial statement disclosures.

3. Fair Value Measurements

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$71,041	$71,041	$—	$—
Total	$71,041	$71,041	$—	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$33,017	$33,017	$—	$—
Total	$33,017	$33,017	$—	$—

The fair value of the convertible notes (Note 5) is a recurring Level 3 fair value measurement. Below is a rollforward of the fair value of the convertible notes for the nine months ended September 30, 2018:

Convertible Notes
Fair value at December 31, 2017	$—
Fair value upon the May 2018 closing	12,535
Change in fair value at September 30, 2018	6,244
Fair value at September 30, 2018	$18,779

There were no transfers among Level categories in the periods presented.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Research and development services	$458	$181
General and administrative services	202	36
Accrued offering costs	462	—
Compensation	631	121
Other	157	2
	$1,910	$340

5. Convertible Notes

In May 2018, the Company issued convertible notes (the Notes) with aggregate proceeds to the Company in an initial closing of $12,535, including $5,000 issued to Penn. The Notes carried a stated interest rate of 7.5% per annum. All unpaid principal, together with the then accrued interest, for the Notes was due and payable at the earlier of May 4, 2021 or upon an event of default. The terms of the Notes provided for an additional milestone-based closing of $12,567 upon the achievement of certain Company-specific events. The Notes contained a number of provisions addressing automatic and optional conversion, events of default and prepayment provisions.

The Notes were amended in September 2018 to adjust the terms of the automatic and optional conversion provisions. In October 2018, the Notes were amended again to reduce the qualified financing threshold, make a qualified financing a milestone event, revise the structure of a milestone-based closing and reallocate milestone closing purchase rights to new purchasers and the existing noteholders. On the same day, immediately following the amendment of the Notes, the Company completed a qualified financing, issuing 3,146,551 shares of Series A convertible preferred stock (Series A Preferred) for gross proceeds of $12,744 (Note 7). At this time, the Company issued 4,553,452 shares of Series A-1 convertible preferred stock (Series A-1 Preferred) in connection with the milestone-based closing resulting in $12,567 of proceeds ($2.76 per share) and the Notes together with interest accrued thereon ($409) were converted into 2,819,267 shares of Series A-1 Preferred and 1,873,777 shares of Series A-2 convertible preferred stock (Series A-2 Preferred), reflecting a conversion price per share of $2.76.

On issuance, the Company elected to account for the Notes at fair value with any changes in fair value being recognized through the statements of operations until the Notes settled. In this connection, the Company’s policy is to report a single non-operating income/(expense) line item to record fair value adjustments on convertible notes and does not report interest expense as a separate line item in the statements of operations. On issuance, total debt issuance costs of $53 were expensed and recognized as general and administrative expense in the accompanying statements of operations.

On issuance, the fair value of the Notes was determined to be equal to $12,535, which is the principal amount of the Notes. The fair value of the Notes upon settlement in October 2018 was determined based on the fair value of the Series A-1 Preferred and Series A-2 Preferred issued, which was determined to be $3.39 per share of Series A-1 Preferred and Series A-2 Preferred, using an option pricing method (OPM) framework and utilized the backsolve method for inferring and allocating the equity value predicated on the capital raise that transpired just prior to the valuation date. This method was selected as the Company concluded that the contemporaneous financing transaction was an arm’s-length transaction. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. The OPM allocation of total equity value was determined with reference to a recent financing transaction and the Company assumed a 71% volatility rate, a 1.3-year estimated term and a probability weighted average discount for lack of marketability of 35%. The fair value of the Notes as of September 30, 2018 was determined to be the same as that on settlement in October 2018 based on management’s determination of no material changes to the assumptions underlying the determination of the fair value of the Notes.  For the nine months ended September 30, 2018, the Company recognized $6,244 in the accompanying statement of operations as other expense—fair value adjustments on the convertible notes.

6. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $67 for the three months ended September 30, 2019 and $110 for the nine months ended September 30, 2019.

As of September 30, 2019, the future minimum payments for operating leases are as follows:

October 1, 2019 to December 31, 2019	$65
2020	263
2021	268
2022	158
Thereafter	—
$754

Research Service Agreement

In August 2018, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for the manufacturing of preclinical study and clinical trial material. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $162 for the three months ended September 30, 2019 and 2018, respectively, and $201 and $162 for the nine months ended September 30, 2019 and 2018, respectively. There were no amounts due under the research service agreement with the Children’s Hospital of Philadelphia as of September 30, 2019.

License Agreement with the Trustees of the University of Pennsylvania

In August 2018, the Company entered into a license agreement with Penn (the Penn Agreement) and activated the license in October 2018 pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases. In July 2019, the Penn Agreement was amended and restated to include CHOP as a party to the agreement.

Unless earlier terminated, the Penn Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the Penn Agreement at any time for convenience upon 60 days’ written notice. In the event of an uncured, material breach, Penn may terminate the Penn Agreement upon 60 days’ written notice.

Under the terms of the Penn Agreement, the Company is obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne (see Sponsored Research Agreements—Penn). During the term of the Penn Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the Penn Agreement, total milestone payments could approach $20,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the Penn Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits.

There were no amounts due under the Penn Agreement as of September 30, 2019.

Sponsored Research Agreements

Penn

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. Under the agreements, the Company has committed to funding a defined research plan for three years through April 2021. The total $8,500 under the two agreements satisfies the Company’s annual obligation under the Penn Agreement (see License Agreement with the Trustees of the University of Pennsylvania above). Research and development expense related to these Penn faculty member research agreements recognized in the accompanying statements of operations was $710 for the three months ended September 30, 2019 and 2018 and $2,131 and $1,247 for the nine months ended September 30, 2019 and 2018, respectively. Advance payments under the Penn faculty member sponsored research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $174 as of September 30, 2019.

The Regents of the University of California

In October 2018, the Company executed a research agreement with The Regents of the University of California. Under the agreement, the Company has committed to funding scientific research through October 2020 in an immaterial amount. There were no amounts due under this research agreement with The Regents of the University of California as of September 30, 2019.

Master Translational Research Services Agreement

In October 2018, the Company entered into a service agreement (the Services Agreement) with Penn for additional research and development services from various laboratories within Penn. The research and development activities will be detailed in Penn organization-specific addenda to be separately executed.

In October and November 2018, the Company executed three project addenda under this agreement for research and development work. The three projects commenced in 2019 and are anticipated to conclude in 2019.

In January 2019, the Company executed two project addenda under the Services Agreement for manufacturing and preclinical work. The two projects are commenced in 2019. The manufacturing addendum is expected to occur through September 2020. The preclinical addenda concluded in the nine months ended September 30, 2019.

In July 2019, the Company executed four project addenda under the Services Agreement for manufacture of the Company’s clinical supply of DGS3-CAART, the Company’s lead product candidate, for its Phase 1 clinical trial. Pursuant to the addendum, the Company will pay Penn a fee for dedicated resources as well as the cost to manufacture the clinical supply.

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations in the three months ended September 30, 2019 was $286 and for the nine months ended September 30, 2019 and 2018 was $1,970 and $0, respectively. Amounts due under the master translational research service agreement with Penn were $324 as of September 30, 2019.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company will pay Penn an upfront subscription fee and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Under this agreement, the Company recognized $250 to research and development expense for the three and nine month periods ended September 30, 2019.

Alliance Management

In July 2019, the Company entered into an alliance agreement with Penn pursuant to which the Company will pay Penn a nominal annual fee in order for Penn to provide an adequate and consistent level of support to the services that it provides to the Company.

7. Convertible Preferred Stock

The Company has issued Series A Preferred, Series A-1 Preferred, Series A-2 Preferred, and Series B convertible preferred stock (Series B Preferred) (collectively, the Convertible Preferred Stock). The Company classifies Convertible Preferred Stock outside of stockholders’ deficit because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company. There was no Convertible Preferred Stock issued during the nine months ended September 30, 2018 or outstanding as of September 30, 2018. The following table summarizes the Company’s Convertible Preferred Stock issued in the nine months ended September 30, 2019 and outstanding as of September 30, 2019:

	Series A Preferred		Series A-1 Preferred		Series A-2 Preferred		Series B Preferred		Total Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2018	3,146,551	$12,575	7,372,719	$24,994	1,873,777	$6,352	—	$—	12,393,047	$43,921
Issuance	—	—	—	—	—	—	6,963,788	50,000	6,963,788	50,000
Exchange, including deemed dividend	—	—	—	—	(1,405,332)	(4,764)	1,405,332	10,090	—	5,326
Issuance costs	—	—	—	—	—	—	—	(1,293)	—	(1,293)
Balance—September 30, 2019	3,146,551	$12,575	7,372,719	$24,994	468,445	$1,588	8,369,120	$58,797	19,356,835	$97,954

Non-Voting Common Stock Election

In October 2019, certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s proposed initial public offering. The non-voting shares of Common Stock shall have the same rights and preferences as the Common Stock but shall be non-voting.

8. 2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 stock option and grant plan (the 2018 Plan), which provides for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The 2018 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company generally grants stock-based awards with service conditions only (service-based awards), although there has been one grant with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 2,580,453 shares reserved under the 2018 Plan for the future issuance of equity awards and, as of September 30, 2019, 638,042 shares were available for grant.

There were no awards in the nine months ended September 30, 2018. A summary of the stock option activity under the 2018 Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	971,353	$1.01	—	$—
Granted	988,058	7.11
Forfeited	(17,000)	1.01
Outstanding as of September 30, 2019	1,942,411	4.11	9.2	10,547
Options Exercisable at September 30, 2019	108,378	2.36	6.2	778

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2019 was $4.77. The aggregate grant-date fair value of options vested during the nine months ended September 30, 2019 was $276.

The Company uses the Black-Scholes option pricing method to calculate the grant-date fair value of an award. The fair values of options granted during the nine months ended September 30, 2019 were calculated using the following assumptions: risk-free interest rate of 1.39%—2.59% percent; expected term of 0.3—6.1 years; expected volatility of 70.3%—75.5% percent; and no expected dividend.

Stock-based Compensation

The Company recognizes stock-based compensation with respect to equity awards under the 2018 Plan and with respect to vesting common stock issued to founders. The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$365	$151	$962	$252
General and administrative	204	44	519	74
Total	$569	$195	$1,481	$326

As of September 30, 2019, there was $5,650 of unrecognized compensation cost related to unvested option awards, including $527 with respect to one grant with performance-based vesting terms, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2019, there was $1,088 of unrecognized compensation cost related to unvested stock awards granted to several Company founders, which is expected to be recognized over a weighted-average period of 1.6 years.

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the nine months ended September 30, 2019 and 2018 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of December 31, 2018 and September 30, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or September 30, 2019.

10. Net Loss Per Share

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2019	2018
Convertible Preferred Stock	19,356,835	—
Stock options to purchase common stock	1,942,411	—
Non-vested common stock	1,619,772	2,386,858
	22,919,018	2,386,858

11. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these interim financial statements.

Refer to Note 1 regarding the completion of the Company’s IPO on October 29, 2019. In connection with the IPO, the Company secured directors and officers liability insurance effective as of October 24, 2019 for an annual premium of $2,300.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan is 2,342,288, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2018 included in our prospectus dated October 24, 2019 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for B cell-mediated autoimmune diseases. Our proprietary technology utilizes CAAR T cells that are designed to selectively bind and eliminate B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on chimeric antigen receptor, or CAR T, cell technology that has been successfully developed and is marketed for the treatment of B cell cancers. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, reviewed and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the Trustees of the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is on pemphigus vulgaris, or PV, which is an autoimmune blistering skin disease. We submitted an Investigational New Drug application, or IND, to the U.S. Food and Drug Administration, or the FDA, in August 2019. Our IND was accepted in September 2019, and we plan to advance our lead product candidate, DSG3-CAART, into a Phase 1 clinical trial for the treatment of mucosal pemphigus vulgaris, or mPV, in 2020. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of MuSK MG, mucocutaneous PV, or mcPV, and Hemophilia A with FVIII alloantibodies.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock. As of September 30, 2019, we had $71.0 million in cash and cash equivalents.

Since inception, we have incurred significant operating losses, much of which is attributable to research and development costs pursuant to sponsored research and research services agreements. Our net losses were $4.7 million and $9.3 million for the three month periods ended September 30, 2019 and 2018, respectively, and $11.5 million and $10.3 million for the nine month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $27.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and U.S. Securities and Exchange Commission, or SEC, requirements, insurance and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that the net proceeds of $71.0 million from our October 2019 initial public offering and November 2019 underwriters’ partial exercise of their option to purchase additional shares, together with our existing cash and cash equivalents as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2022. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Amended and Restated License Agreement with The Trustees of the University of Pennsylvania

In July 2019, we entered into the License Agreement with Penn and the Children’s Hospital of Philadelphia, or CHOP, which we collectively refer to as the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of the Institutions’ intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

Unless earlier terminated, the License Agreement will expire with respect to a product upon the later of (a) the expiration of the last to expire patent or patent application covering such product or (b) 10 years after the first commercial sale of such product. We may terminate the License Agreement in its entirety or on a subfield-by-subfield basis at any time for convenience upon a certain number of days’ written notice. Penn may terminate the License Agreement in its entirety or on a subfield-by-subfield basis for our uncured material breach, including for our failure to meet certain diligence obligations and milestone events. We, however, may extend the achievement date of any milestone event for an additional period of time by making a payment in a certain amount, subject to certain limitations in the number of times each event may be extended.

Sponsored Research Agreements

Penn

We have sponsored research agreements with Penn for the laboratories of Drs. Aimee Payne and Michael Milone, who are also our scientific co-founders and members of our scientific advisory board. Under these agreements, we are committed to funding a defined research plan for three years through April 2021. The total estimated three-year cost of the two agreements is $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

The Regents of the University of California

In October 2018, we executed a research agreement with The Regents of the University of California. Under this agreement, we are committed to funding scientific research through October 2020 in an immaterial amount.

Master Translational Research Service Agreements

In October 2018, we entered into a Services Agreement with Penn pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services. The research and development activities are detailed in Penn organization-specific addenda that are separately executed. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. As of December 31, 2018, we had executed three project addenda and the three projects are anticipated to commence and conclude in 2019. In January 2019, we executed two additional project addenda under the Services Agreement for manufacturing and development work. The two projects are anticipated to commence in 2019. The manufacturing addendum is expected to occur through June 2020. The development addendum is expected to occur through December 2019. In July 2019, we executed four additional project addenda for manufacturing, development and clinical work. The four projects are anticipated to commence in 2019.

Components of Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sales of products for several years, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval, we may generate revenue in the future from product sales. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We may also in the future enter into license or collaboration agreements for our product candidates or intellectual property, and we may generate revenue in the future from payments as a result of such license or collaboration agreements.

Operating Expenses

Research and Development

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	licensing fees for intellectual property and know-how;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•	laboratory supplies and equipment used for internal research and development activities.

We have not reported program costs since inception because historically we have not tracked or recorded our research and development expenses on a preclinical program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by Penn, our vendors and third-party service providers.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance and we conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successful completion of preclinical studies and IND-enabling studies;
•	development of chemistry, manufacturing and controls, or CMC, processes and procedures for purposes of IND applications;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety and efficacy profile following approval;

•	enforcing and defending intellectual property and proprietary rights and claims; and
•	achieving desirable medicinal properties for the intended indications.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority, were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development. We expect our research and development expenses to increase for the foreseeable future as we continue the development of product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. We anticipate our general and administrative costs will increase and with respect to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other Income and (Expense)

Our other income and (expense) includes (i) interest income earned on cash reserves in our operating account and (ii) fair value adjustments on convertible notes for which we have elected the fair value option of accounting.

Results of Operations for the three months ended September 30, 2019 and 2018

The following sets forth our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$3,220	$2,589	$631
General and administrative	1,811	491	1,320
Total operating expenses	5,031	3,080	1,951
Loss from operations	(5,031)	(3,080)	(1,951)
Other income and (expense):
Interest income	381	48	333
Fair value adjustments on convertible notes	—	(6,244)	6,244
Net loss	$(4,650)	$(9,276)	$4,626

Research and Development Expenses

Research and development expenses were $3.2 million for the three months ended September 30, 2019 as compared to $2.6 million for the three months ended September 30, 2018. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Sponsored research activities	$733	$710	$23
License of intellectual property	267	1,155	(888)
Manufacturing of preclinical and clinical supplies	377	539	(162)
Clinical trials	152	—	152
Personnel	1,218	164	1,054
Development services	404	12	392
Other	69	9	60
	$3,220	$2,589	$631

Specific changes in our research and development expenses period-on-period include a:

•	$1.1 million increase in personnel costs due to the hiring of 13 additional employees since the third quarter of 2018, including an increase of $0.2 million of stock-based compensation;
•	$0.4 million increase in development services from the commencement of preclinical research and the initial start-up costs of the planned Phase 1 clinical trial;
•	$0.9 million decrease in intellectual property license expense from the one-time September 2018 license fee; and
•	$0.2 million decrease in manufacturing costs due to the timing of manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended September 30, 2019 as compared to $0.5 million for the three months ended September 30, 2018. The increase of $1.3 million in our general and administrative expenses period-on-period includes:

•	$0.6 million of increased costs related to personnel from the hiring of six employees since the third quarter of 2018, including an increase of $0.1 million of stock-based compensation expense;
•	$0.4 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees; and
•	a $0.3 million increase in other general and administrative expenses.

We expect that our general and administrative expenses will increase as a public company.

Other Income and (Expense)

Interest income has increased by $0.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 on a higher balance of cash and cash equivalents as a result of proceeds received from our issuances of our convertible notes in May 2018 and convertible preferred stock in October 2018 and January 2019. Other expense of $6.2 million for the three month period ended September 30, 2018 is comprised of fair value adjustments to our convertible notes.

Results of Operations for the nine months ended September 30, 2019 and 2018

The following sets forth our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$8,645	$3,228	$5,417
General and administrative	4,178	900	3,278
Total operating expenses	12,823	4,128	8,695
Loss from operations	(12,823)	(4,128)	(8,695)
Other income and (expense):
Interest income	1,283	75	1,208
Fair value adjustments on convertible notes	—	(6,244)	6,244
Net loss	$(11,540)	$(10,297)	$(1,243)

Research and Development Expenses

Research and development expenses were $8.6 million for the nine months ended September 30, 2019 as compared to $3.2 million for the nine months ended September 30, 2018. The increase of $5.4 million in our research and development expenses period-on-period reflects that our principal operations did not commence until April 2018 when we entered into two sponsored research agreements with Penn.

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Sponsored research activities	$2,199	$1,247	$952
License of intellectual property	275	1,155	(880)
Manufacturing of preclinical and clinical supplies	2,028	539	1,489
Clinical trials	152	—	152
Personnel	2,519	265	2,254
Development services	1,342	16	1,326
Other	130	6	124
	$8,645	$3,228	$5,417

Specific increases in our research and development expenses period-on-period include:

•

$1.0 million with respect to sponsored research activities that were on-going for the full nine month period ended September 30, 2019 compared to less than six months of activity in the nine month period ended September 30, 2018;

•	$1.5 million for manufacturing of preclinical and clinical supplies reflecting increased activity period-on-period;
•	$2.3 million of personnel costs, including an increase of $0.5 million of stock-based compensation expense stemming from the hiring of 13 employees since the third quarter of 2018; and
•	$1.3 million of development services, including preclinical testing, clinical operations and regulatory reflecting increased activity period-on-period.

These increases are partially offset by a $0.9 million decrease in license and intellectual property expense from the September 2018 license fee.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the nine months ended September 30, 2019 as compared to $0.9 million for the nine months ended September 30, 2018. The increase of $3.3 million in our general and administrative expenses period-on-period includes:

•

$1.6 million of increased costs related to personnel stemming from the hiring of six employees since the third quarter of 2018, including an increase of $0.6 million of stock-based compensation expense;

•	$1.1 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees; and
•	$0.6 million of increased other general and administrative expenses.

We expect that our general and administrative expenses will increase as a public company.

Other Income and (Expense)

Interest income has increased $1.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 on a higher balance of cash and cash equivalents as a result of proceeds received from our issuances of our convertible notes in May 2018 and convertible preferred stock in October 2018 and January 2019. Other expense of $6.2 million for the nine month period ended September 30, 2018 is comprised of fair value adjustments to our convertible notes.

Liquidity and Capital Resources

Since our inception in April 2017 through September 30, 2019, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock. As of September 30, 2019, we had $71.0 million in cash and cash equivalents. In October 2019, we received $66.2 million in net proceeds from our initial public offering and in November 2019, we received $4.9 million in net proceeds from the partial exercise of the underwriters’ option to purchase additional shares. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2019, we had an accumulated deficit of $27.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, costs relating to the build-out of our headquarters, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalents as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the scope, progress, results and costs of researching, developing and manufacturing our lead product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our lead product candidates or any future product candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
•	the timing of any cash milestone payments if we successfully achieve certain predetermined milestones;
•

the cost of manufacturing our lead product candidates or any future product candidates and any products we successfully commercialize, including costs associated with building out our manufacturing capabilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the timing, receipt and amount of sales of any future approved or cleared products, if any.

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,162)	$(2,753)
Investing activities	(420)	—
Financing activities	46,606	12,535
Net increase in cash and cash equivalents	$38,024	$9,782

Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities of $8.2 million was attributable to a net loss of $11.5 million partially offset by a net change of $1.8 million in our net operating assets and liabilities and non-cash charges of $1.5 million from stock-based compensation and depreciation.

During the nine months ended September 30, 2018, cash used in operating activities of $2.8 million was attributable to our net loss of $10.3 million and a net change of $0.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $7.7 million for changes in fair value of our convertible notes, common stock issued for the Penn license and stock-based compensation charges.

Investing Activities

During the nine months ended September 30, 2019, we used $0.4 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. We had no investing activities during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities of $46.6 million was attributable to $48.7 million of net proceeds upon the issuance of Series B convertible preferred stock in January 2019, partially offset by payment of $2.1 million in deferred offering costs related to our initial public offering.

During the nine months ended September 30, 2018, our financing activities provided $12.5 million of proceeds upon the issuance of convertible notes in May 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include activities under the License Agreement, the conduct of sponsored research, preclinical studies and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Stock-based Compensation

We recognize compensation costs related to stock-based awards, including stock options and non-vested stock, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, or Black-Scholes. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

Black-Scholes requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Fair Value of Common Stock—Historically, for all periods prior to our initial public offering, the fair value of the shares of common stock underlying our stock-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

•

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected Volatility—Since we have been a privately held company and do not have any trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the assumptions used in Black-Scholes, the amount of stock-based compensation expense we recognize in our financial statements includes stock option forfeitures as they occurred.

Determination of the Fair Value of Convertible Notes, Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock

We have elected the fair value option for the accounting for our convertible notes issued in 2018. Fair value adjustments to the convertible notes are included in our other income and (expenses). The fair value of the initial closing of our convertible notes in May 2018 was determined to be equal to the proceeds of $12.5 million on issuance. The fair value of the convertible notes on conversion and of the milestone-based closing in October 2018 was determined to be equal to the value of our Series A-1 convertible preferred stock and Series A-2 convertible preferred stock into which the convertible notes were converted, which was determined to be $3.39 per share of Series A-1 convertible preferred stock and Series A-2 convertible preferred stock, using an OPM framework and utilized the back-solve method for inferring and allocating the equity value predicated on the concurrent sale of Series A convertible preferred stock. This method was selected as we concluded that the sale of the Series A convertible preferred stock was an arm’s-length transaction. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. The OPM allocation of total equity value was determined with reference to a recent financing transaction and we assumed a 71% volatility rate, a 1.3-year estimated term and a probability weighted average discount for lack of marketability of 35%. The fair value of the convertible notes as of September 30, 2018 was determined to be the same as that on settlement in October 2018 based on our determination of no material changes to the assumptions underlying the determination of the fair value of the notes.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): “Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a stock-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. This guidance was effective for all entities for annual periods and interim periods within those annual periods, beginning after December 15, 2017. We adopted ASU 2017-09 effective January 1, 2018, which did not impact our financial statements or financial statement disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. We have yet to evaluate the effect that ASU 2016-02 will have on our financial statements or financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. We are currently assessing the potential impact of adopting ASU 2017-11 on our financial statements and financial statement disclosures.

Contractual Obligations and Commitments

In February 2019, we entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $0.3 million, and such amount will increase by 2% annually on each anniversary of the commencement date.

Our commitments include:

•

The License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a target-by-target and country-by-country basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. We are also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of Drs. Payne and Milone.

Under the License Agreement, we must use commercially reasonable efforts to develop and commercialize a product in each subfield. During the term of the License Agreement, until the first commercial sale of the first product, we are obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10,000. We are required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that we are able to successfully develop and launch multiple products under the License Agreement, total milestone payments could approach $20.0 million. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by us or our sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by us. To the extent we sublicense our license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. We have also entered into a subscription and technology transfer agreement with Penn, pursuant to which we will pay Penn an upfront subscription fee and a nominal non-refundable royalty on net sales of products, a portion of which will be credited toward milestone payments and royalties under this License Agreement. Technology transfer activities would be at our cost and subject to agreement as to the technology to be transferred.

•

Master Translational Research Services Agreement with Penn. Under the Master Translational Research Services Agreement, or the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. As of December 31, 2018, we had executed three project addenda with work expected to commence and conclude in 2019. In January 2019, we executed two further project addenda with work expected to commence in 2019 and conclude in 2020. In July 2019, we executed four additional project addenda with work expected to commence in 2019.

•

Sponsored Research Agreements. We have sponsored research agreements, or SRAs, with Drs. Payne and Milone. Under the SRAs, we have committed to funding a defined research plan for three years through April 2021. We have estimated the three-year cost of the two SRAs to be $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

•	Research Agreement with The Regents of the University of California. Under the research agreement, we have committed to funding scientific research through October 2020 in an immaterial amount.
•

Research Services Agreement with the Children’s Hospital of Philadelphia. Under the research services agreement, we contracted for the manufacturing of preclinical study and clinical trial material through April 2019.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $71.0 million as of September 30, 2019 and $33.0 million as of December 31, 2018. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. At present, we are not involved in any material litigation or legal proceedings.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses over the next several years, and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently acquired rights to license the patents underlying our product candidates and do not plan to initiate our first clinical trial until 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the period from April 3, 2017 (inception) to December 31, 2017 and the year ended December 31, 2018, we recorded net losses of $0.3 million and $12.2 million, respectively, and for the nine month period ended September 30, 2019, we recorded a net loss of $11.5 million. As of September 30, 2019, we had an accumulated deficit of $27.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

•	continue our research and development efforts and submit additional Investigational New Drug applications, or INDs, for our product candidates;
•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	further develop our product candidate platform;
•	continue to discover and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific manufacturing and commercial personnel;
•

establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval, whether through a contract development and manufacturing organization, or CDMO, or through a manufacturing facility that we establish;

•

acquire or in-license other product candidates and technologies, including advanced manufacturing and translational capabilities that we will need for the further development and possible commercialization of our product candidates;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to support the sales and marketing of any product candidates for which we may obtain marketing approvals; and

•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public company.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities and have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We may never be able to develop, manufacture or commercialize a marketable product.

Even if we are able to succeed in these activities, we may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•	there are any delays in completing our clinical trials or the development of any of our product candidates;
•	we are required by the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities to perform trials or studies in addition to, or different than, those expected; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability, and we may face significant challenges and expense as we test our product candidates and build our capabilities.

We are early in our development efforts and we have not initiated clinical trials for any of our product candidates. We were incorporated in 2017 and initially acquired rights to license certain patent rights from the University of Pennsylvania, or Penn, in August 2018. We have a limited operating history and are subject to the risks inherent to any newly-formed organization, including, among others, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures.

We currently do not have in-house resources sufficient to enable our chimeric autoantibody receptor, or CAAR, T cell platform. We are reliant on several manufacturing and support services from Penn through a Master Translational Research Services Agreement, or the Services Agreement, as well as certain research and development and general and administrative services through two sponsored research agreements. We also rely on Penn for access to key technologies for current manufacturing of our product candidates. As we build our own capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Other programs of ours require additional discovery research and then preclinical and clinical development. In addition, our product candidates must be licensed for marketing by the FDA before we may commercialize any product.

Our limited operating history, particularly in light of the rapidly evolving cell therapy field, may make it difficult to evaluate our technology and industry and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our shareholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, as an early-stage company, we have encountered and may continue to encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our product candidates, we will need to transition from a company with a research focus to a company capable of supporting clinical development and if successful, commercial activities. We may not be successful in such a transition.

We have not generated any revenue from our product candidates and may never be profitable.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, has not yet been evaluated in clinical trials. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, and FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party academic and commercial contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•

whether we are required by the FDA to conduct additional clinical trials or other studies beyond those planned to support the licensure and commercialization of our product candidates or any future product candidates;

•	our ability to demonstrate to the satisfaction of the FDA the safety, potency, purity and acceptable risk to benefit profile of our product candidates or any future product candidates;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
•	the cost of manufacturing and processing our product candidates being greater than we anticipate;
•	the timely receipt of necessary marketing approvals from the FDA;
•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat B cell-mediated autoimmune diseases;
•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

•

our ability to successfully develop a commercial and competitive strategy and thereafter commercialize our product candidates or any future product candidates in the United States, if licensed for marketing, reimbursement, sale and distribution, whether alone or in collaboration with others;

•	patient demand for our product candidates and any future product candidates, if licensed; and
•	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Additionally, even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to research, develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to develop and commercialize our product candidates and implement our operating plans. If we fail to obtain additional financing or cannot obtain financing at the levels we require, we may be delayed in our plans or unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our planned Phase 1 clinical trial of DSG3-CAART, our initial in vitro studies and expected in vivo studies of MuSK-CAART, and our planned studies for DSG3/1-CAART as well as research and development, preclinical studies and clinical trials for FVIII-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect proceeds from our initial public offering, together with existing cash and cash equivalents, to be sufficient to fund through completion of Part A Dose Escalation of our planned Phase 1 clinical trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of September 30, 2019, we had approximately $71.0 million of cash and cash equivalents. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents will be sufficient to fund our operations through at least the first quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the number and characteristics of product candidates that we may develop or in-license;
•	the terms of any collaboration agreements we may choose to conclude;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

•	the effect of competing technological and market developments;
•	the costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•	the cost and timing of establishing, expanding and scaling manufacturing capabilities;
•	the cost of maintaining the amount patient data for which we would be responsible following commercialization of one or more of our product candidates; and
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Until we are able to generate sufficient revenue to finance our cash requirements, we will need to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Risks Related to Our Business, Technology and Industry

We are very early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We plan to advance our lead product candidate, DSG3-CAART, into a Phase 1 clinical trial for the treatment of mPV in 2020. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies resulting in data that is supportive of advancing to an IND submission;
•	successful submission and acceptance of INDs or comparable applications;
•	successful initiation of clinical trials;
•	demonstration of adequate safety to progress to a therapeutic dose level;
•	successful patient enrollment in and completion of clinical trials;
•	receipt and related terms of regulatory and marketing approvals and licensures from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers for clinical supply and commercial manufacturing of our product candidates;
•

making arrangements with various medical divisions across hospitals for administration of our product candidates, including with cancer treatment centers to conduct leukapheresis and with the relevant hospital divisions to perform infusion;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•

establishing sales, marketing and distribution and patient administration capabilities and launching commercial sales of our products, if and when licensed, whether alone or in collaboration with others;

•	acceptance of our products, if and when licensed, by patients, the medical community and third-party payors;
•	effectively competing with other therapies targeting the same indications as our product candidates;
•	obtaining and maintaining third-party coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following licensure.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or be unable to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Our engineered CAAR T product candidates represent a novel approach to the treatment of B cell-mediated autoimmune diseases, which creates significant challenges for us.

We are developing a pipeline of CAAR T product candidates that are intended for use in treating individuals with B cell-mediated autoimmune disease. Advancing these novel product candidates creates significant challenges for us, including:

•	manufacturing our product candidates to our specifications and in a timely manner to support our clinical trials, and, if licensed, commercialization;
•	sourcing clinical and, if licensed, commercial supplies for the materials used to manufacture our product candidates;
•

understanding and addressing variability in the quality and quantity of a subject’s T cells, which could ultimately affect our ability to manufacture clinical supply and, if licensed, commercial supply of our product candidates in a reliable and consistent manner;

•

educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to pemphigus flare from infusion of activated T cells or medication taper, cytokine release syndrome, or CRS, or other unexpected adverse effects of therapy with our product candidates;

•	facilitating patient access to the limited number of facilities able to administer our product candidates, if licensed;
•	using medicines to manage adverse side effects of our product candidates that may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•	potentially utilizing preconditioning agents in patients to enhance engraftment in advance of administering our product candidates, which may increase the risk of adverse side effects;
•

obtaining and maintaining regulatory approval for our product candidates, as the FDA and other regulatory authorities have limited or no experience with development of engineered T cell therapies for the treatment of B cell-mediated autoimmune diseases;

•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and
•	managing costs of inputs and other supplies while scaling production.

In addition, preclinical murine and other animal models may not exist or be adequate for some or all of the B cell-mediated autoimmune diseases we choose to pursue in our programs, and because we have not commenced clinical trials of any of our product candidates, we are unable to predict whether there may be short-term or long-term effects from treatment with any product candidates that we develop. In developing our product candidates, we have not exhaustively explored different options in the method for manufacturing CAAR T cells. We may find our existing manufacturing process may be substantially improved with future design or process changes, necessitating further clinical testing, delaying commercial launch of our first products, and causing us to incur additional expenses. For example, while we have used a lentiviral vector in our manufacturing process, we may in the future find that another viral vector or non-viral vector-based process offers advantages. Switching from one lentiviral vector to another or switching from lentiviral to another delivery system would necessitate additional process development and clinical testing, and this may delay the development of existing product candidates.

In addition, we do not know the doses to be evaluated in pivotal trials or, if licensed, commercially. Finding a suitable dose may delay our anticipated clinical development timelines. Our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. We may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our product candidates on a timely or profitable basis, if at all.

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the chimeric antigen receptor T, or CAR T, therapies that have previously been licensed. For instance, subjects in our clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Unexpected side effects or clinical outcomes would significantly impact our business. Adverse side effects caused by even one of our product candidates could negatively affect our ability to develop future product candidates based on our CABA platform.

Two of our current product candidates, DSG3/1-CAART and FVIII-CAART, and certain of our future product candidates may require introducing large transgenes into T cells, and lentiviral vectors may have too limited a genome capacity to accomplish this process.

We currently use lentiviral vector transduction for transgene delivery. However, lentiviral vectors have a limited genome capacity that restricts the size of the transgene that can be delivered using this vector system. For example, designing a lentiviral vector that will have sufficient capacity to introduce DSG3 CAAR and DSG1 CAAR together into T cells may not be possible. In addition to reducing lentiviral vector titers that may substantially increase the cost of gene transfer, it may be entirely unsuccessful, thus necessitating use of alternative strategies for transfer of these larger transgenes into T cells.

Our product candidates may have serious and potentially fatal targeting of cells within the body due to unexpected protein interactions with the CAAR.

Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

Patients receiving T cell-based immunotherapies, such as our product candidates, may experience serious adverse events, including neurotoxicity, CRS and killing of cells other than the intended B cells that express the autoantibodies. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

Our product candidates are CAAR T cell-based immunotherapies. There is a possibility that our product candidates could have adverse side effects, such as neurotoxicity and CRS. In other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to severe neurotoxicity and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure.

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our Phase 1 trial of DSG3-CAART prior to dosing subjects in Phase B. The FDA has communicated that the dosing of subjects in cohort Phase B1 is not subject to review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with CAAR T cell therapies will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

Furthermore, treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in routine medical care. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition to side effects caused by our product candidates, the preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens. While we believe there are sufficient data from other CAR T programs to suggest that it is reasonable for us to initiate our first clinical trial of DSG3-CAART without a preconditioning regimen, we cannot be certain that a preconditioning regimen, with or without lymphodepleting agents, will not be required.

Although we plan to infuse DSG3-CAART without preconditioning initially in our planned Phase 1 clinical trial of DSG3-CAART, we may in the future use a preconditioning regimen for our CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing lymphopenia, or low levels of lymphocytes in the blood, and enhanced CAR T cell activity.

Lymphodepleting preconditioning may not be required in all oncology settings for CAR T cell activity. A recent clinical trial in multiple myeloma patients published in 2019 in The Journal of Clinical Investigation showed similar clinical activity of CAR T cell infusions in patients with or without a lymphodepleting preconditioning regimen. Furthermore, the requirement for lymphodepleting preconditioning for potentiating engineered T cell therapy outside of oncology has not been well established. Specifically, the effect on tumor immunogenicity is not relevant in settings outside oncology, and therefore the contribution of this aspect to the potential enhancing effect of preconditioning would not apply.

We believe there is evidence to suggest that our CAAR T product candidates may be functional in target autoimmune patient populations without a preconditioning regimen. First, CAR T cells are functional in the absence of preconditioning as described above. Second, long term-term persistence of engineered T cell therapy in the setting of HIV patients without conditioning across three independent studies was reported in 2012 in Science Translational Medicine, where CAR T cells were detected in 98% of samples tested for at least 11 years after infusion. Third, our CAARs differ from CARs used in oncology in that they are designed to target antibodies rather than tumor antigens. Also, the profile of the autoimmune patients we intend to treat will differ from oncology patients in many ways, including the presence of circulating autoantibodies capable of binding to and driving expansion of the CAAR T cells. Finally, we believe there are multiple approaches to improve persistence of engineered T cells which may be safer for autoimmune patients including multiple infusions, and incorporation of in vivo cytokine support.

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may adversely affect our ability to use DSG3 autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART. An inability to use DSG3 autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the objective measurement of blister formation in patients, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay efficient clinical development. As a result of these factors, including the concern that lymphodepletion may confer a potential increased safety risk to an autoimmune patient population, we believe the inclusion of such a regimen must be justified by clinical data demonstrating the need for it in the setting of autoimmune patients and is therefore difficult to justify in our first-in-human studies.

We therefore plan to initiate our Phase 1 trial of DSG3-CAART without a preconditioning regimen. If clinical data suggest that a preconditioning regimen is advisable, or if FDA requires that we employ a preconditioning regimen, we may employ such a regimen. If we ultimately use a preconditioning regimen, with or without lymphodepleting agents, prior to infusing patients with our CAAR T cell product candidates, our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimen, some of which may result in death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition. Even if we do not use a preconditioning regimen, patients may experience adverse effects related to our CAAR T cell product candidates, and our decision to design our clinical trials without preconditioning does not eliminate the risk of those side effects.

Cellular therapies are a novel approach and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies in general, and CAAR T cell therapies in particular, remain novel therapies, with no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAAR T cell therapies may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. Even if CAR Ts and other cellular therapies are accepted by the public and medical community in the short term, long-term adverse events observed in these therapies may increase negative perception and regulatory scrutiny. Although our CAAR Ts are different from CAR Ts and other cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of B cell-mediated autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

In addition, responses by agencies at the federal and state level to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. The FDA has expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other government entities or governing agencies have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions.

Further, the clinical study requirements of the FDA and other regulatory agencies and the criteria they use to determine the safety, potency and purity of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours is less clear, and can be more complex and consequently have higher development risk, be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the FDA for existing cell therapies treating B cell-mediated diseases, such as Kymriah (Novartis Pharmaceuticals Corporation) and Yescarta (Gilead Sciences, Inc.), may not be indicative of what the FDA may require for approval of our therapies. Approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

Our business is highly dependent on the success of our initial product candidates targeting B cell-mediated autoimmune diseases, particularly DSG3-CAART. All of our product candidates will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting B cell-mediated autoimmune diseases, including DSG3-CAART, MuSK-CAART, DSG3/1-CAART and others that may be selected from preclinical programs. Our product candidates are in the early stages of development and will require additional preclinical studies, clinical trials, regulatory review and licensure, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. There is no guarantee that we will be able to advance our product candidates through clinical development or obtain marketing approval for any of our product candidates. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

Our IND was accepted in September 2019, and we plan to initiate a Phase 1 clinical trial for DSG3-CAART in 2020. DSG3-CAART has only been administered in murine models to date, and such results may not be predictive of the results of our planned clinical trial or any future clinical trials. Because DSG3-CAART is the first product candidate that we plan to test in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we do not intend to use pre-infusion lymphodepletion or other preconditioning regimen initially in our planned Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our planned clinical trial of DSG3-CAART could influence physicians’ and regulators’ opinions with regard to the viability of our CABA platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, or if it is viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T cell therapies may be significantly harmed.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Similar adverse events could occur during treatment with our CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may trigger the CAAR, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Data Safety Monitoring Board, or DSMB, or local regulatory authorities such as institutional review board, or IRBs, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our planned preclinical studies and clinical trials may fail to demonstrate the safety, potency and purity of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials.

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Most product candidates that commence clinical trials are never approved as products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and purity necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency and purity of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety, potency or purity results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. For example, because our CAAR T cell product candidates only target approximately 0.01% to 1% of the B cells in a patient, they may not engage enough of the target to achieve adequate engraftment necessary for elimination of all pathogenic B cells. Insufficient safety or potency in clinical trials may delay product development to enable time to modify the product candidate for next generation approaches or make manufacturing changes or may lead us to discontinue development of the product candidate.

In addition, for DSG3-CAART, MuSK-CAART and any future trials that may be completed, we cannot guarantee that the FDA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA to support a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Interim, topline or preliminary data from any preclinical studies or clinical trials that we conduct may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Based on a pre-IND interaction with the FDA, we expect our initial clinical trial for our lead product candidate will be open-label. From time to time, we may publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additionally, we expect that in our planned Phase 1 clinical trial of DSG3-CAART, the product candidate will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells. Because of the fractionated-dose infusion scheme, if we release topline results from our planned Phase 1 clinical trial, they may differ from the final data we observe once all dose levels have been administered within the initial cohort.

As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from planned interim analyses in our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after our initial public offering.

Regulatory agencies, including the FDA, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We have no experience as a company in conducting clinical trials.

Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Any clinical trial that we conduct, including our planned Phase 1 clinical trial of DSG3-CAART, will require significant financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. For example, the coordination of the clinical trial sites for our Phase 1 clinical trial of DSG3-CAART will be conducted by a CRO. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays and expenses that are outside of our control.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We submitted an IND to the FDA to initiate a clinical trial of DSG3-CAART targeting mPV in August 2019, which was accepted by the FDA in September 2019. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that would cause us or the FDA to suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect or at all.

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•	delays in developing suitable assays for screening patients for eligibility for clinical trials with respect to certain product candidates;
•	delays in reaching a consensus with the FDA and other regulatory agencies on trial design;
•

delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in obtaining required institutional review board, or IRB, approval at each clinical trial site;
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND submission or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical trials;
•	delays in treating one or more patients, once enrolled, due to their inability to accommodate parts of the complex study procedures schedule;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•	limitations on our recourse in our CRO relationship with Penn as compared to a CRO that is not an academic institution;
•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•	transfer of manufacturing processes to any new CDMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	patients dropping out of a trial;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
•

clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;

•	delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and
•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional trials to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our product candidates and products, if licensed, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial or by the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Delays in the initiation, conduct or completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In the event we identify any additional product candidates to pursue, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin in a timely manner, if at all. Any of these occurrences may significantly harm our business, financial condition and prospects.

Monitoring safety of patients receiving our product candidates will be challenging, which could adversely affect our ability to obtain regulatory approval and commercialize our product candidates.

For our planned clinical trials of DSG3-CAART and our other product candidates, we expect to continue to contract with Penn and other academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using DSG3-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of DSG3-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the size and nature of the patient population;
•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	recruiting an adequate number of suitable patients to participate in a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining IRB approval at each clinical trial site;
•	the proximity of patients to trial sites;
•	the design of the trial and whether the FDA agrees to the design and implementation of the trial;
•	our ability to identify clinical trial sites and recruit clinical trial investigators with the appropriate capabilities, competencies and experience;

•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	the occurrence of dose-limiting toxicity in the clinical trial;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before the infusion of our product candidates or trial completion; and
•	the ability of patients to meet the complex follow-up requirements of the clinical trial.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites may also be used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in that clinical trial site.

Moreover, because our product candidates represent a departure from more commonly used methods for B cell-mediated autoimmune disease treatment, potential patients and their doctors may be inclined to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than enroll patients in our clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process. Because our CAAR T cell product candidates are based on new technologies, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with PV and other B cell-mediated autoimmune diseases and to treat potential side effects that may result from our product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products.

Our planned initial Phase 1 clinical trial and expected Phase 1 clinical trials for each of our product candidates will be pilot dose escalation studies with a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our planned Phase 1 clinical trial of DSG3-CAART is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In our planned Phase 1 clinical trial of DSG3-CAART, we plan to evaluate the toxicity profile of DSG3-CAART and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our planned Phase 1 clinical trial of DSG3-CAART, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trial.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Our projections of both the number of people who have the B cell-mediated autoimmune diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these B cell-mediated autoimmune diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, DSG3-CAART, to initially target a small patient population that suffers from mPV. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be wrong and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•	potential product candidates may be identified but may not be able to be expressed on T cells in a manner that enables product activity;
•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

One of our core strategies is to pursue clinical development of additional product candidates beyond DSG3-CAART, MuSK-CAART, DSG3/1-CAART and FVIII-CAART. Developing, obtaining regulatory approval and commercializing additional CAAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we receive FDA approval to market additional product candidates for the treatment of B cell-mediated autoimmune diseases, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

The product candidates we plan to develop and commercialize are premised on offering a potential cure for B cell-mediated autoimmune diseases, which may result in a high degree of uncertainty related to pricing and long-term demand for our product.

Our target patient populations are relatively small. Because of this pricing and demand for our product candidates, if licensed, may not be adequate to support an extended period of commercial viability, which could adversely affect our continued ability to successfully produce and market our product or any follow-on products.

We currently rely upon Penn for our manufacturing needs, and we intend to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are currently reliant upon Penn for our cell product manufacturing for our lead product candidate, DSG3-CAART. In parallel with initiating our first clinical trial, we plan to establish a relationship with a CDMO to help secure the manufacturing supply chain for future product candidates. We will need to develop relationships with suppliers, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by any CDMO that we engage for our manufacturing needs. If we are not able to successfully transfer and produce comparable product candidates, our ability to further develop and manufacture our product candidates may be negatively impacted.

We plan to eventually establish our own manufacturing facility. While the addition of our own manufacturing facility would provide us with future flexibility within our manufacturing network, we still may need to identify additional CDMOs for continued production of supply for some or all of our product candidates. Given the nature of our manufacturing processes, the number of CDMOs who possess the requisite skill and capability to manufacture our CAAR T cell immunotherapy product candidates is limited.

Further, we may not be able to achieve clinical manufacturing and cell processing through Penn on a timely basis, on our own or at any future CDMO. While our current manufacturing process is based off the validated process developed at Penn for CD19 CAR T, or CART19, we have limited experience as an organization in managing the CAAR T engineering process. Finally, because clinical manufacturing and cell processing is highly complex, we cannot be sure that the manufacturing processes employed by Penn, any CDMO that we engage in the future, or by us at a manufacturing facility that we establish will consistently result in T cells that will be safe and effective.

If we are to operate our own manufacturing facility, significant resources will be required and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

If we establish our own manufacturing facility, our operations will be subject to review and oversight by the FDA and the FDA could object to our use of our manufacturing facility. We must first receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if licensed, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review.

Our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

The manufacture of biopharmaceutical products is complex and requires significant expertise, and can be impacted by resource constraints, labor disputes and workforce limitations.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Penn, by a third-party CDMO, or at any manufacturing facility that we may establish, will not occur in the future.

Penn, third-party CDMOs that we engage or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

Penn, third-party CDMOs that we engage, or we may also experience manufacturing difficulties due to resource constraints, labor disputes or workforce limitations arising from the expanding need for manufacturing in the cell therapy field and the limited number of training programs for technical staff. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

We currently have no marketing and sales organization and as a company have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and as a company have no experience in marketing pharmaceutical products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. Additionally, there are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will need to pursue collaborative arrangements regarding the sales and marketing of our products, if licensed. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. Our product revenues and profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We believe we are the first and only company developing CAAR T drug candidates for the treatment of B cell-mediated autoimmune diseases. However, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could attempt to leverage their expertise into B cell-mediated autoimmune disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, while rituximab is the first drug for the treatment of PV, the target indication of our lead product candidate, DSG3-CAART, to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are aware that Affibody AB, Alexion Pharmaceuticals, Inc., argenx SE, Immunovant, Inc., Momenta Pharmaceuticals, Inc., Novartis AG, Ono Pharmaceutical Co., Ltd., Principia Biopharma Inc. and Rubius Therapeutics, Inc., among others, are developing treatments for PV. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, and Hemophilia A patients who develop alloantibodies against FVIII. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition”.

Risks Related to Employee Matters and Managing Growth

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific, and medical personnel, including our Chief Executive Officer and President, our Scientific Advisory Board members, our Chief Medical Officer, our Executive Vice President, Science and Technology, and our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We expect to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2019, we had 19 full-time employees and one part-time employee and were reliant on services provided to us by Penn and certain Penn-affiliated entities under the Services Agreement. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including certain research and development as well as general and administrative support, pursuant to agreements which expire after a certain period of time. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or if we are not able to raise sufficient funds in the future to support our hiring efforts beyond our research and development personnel, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We may not realize the benefits of acquired assets or other strategic transactions, including any transactions whereby we acquire or license manufacturing and other advanced technologies.

In August 2018, we entered into a License Agreement with Penn and the Children’s Hospital of Pennsylvania, or CHOP, which was amended and restated in July 2019, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans.

We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions, including the License Agreement, and any future strategic transactions depends on the risks and uncertainties involved including:

•	unanticipated liabilities related to acquired companies or joint ventures;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•	possible write-offs or impairment charges relating to acquired businesses or joint ventures.

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, Penn’s operations and those of any CDMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on Penn to produce and process our first product candidate and anticipate that in the future we will rely on a third-party CDMO for the same. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Even if we obtain regulatory approval of our product candidates, the products may not gain the market acceptance among physicians, patients, hospitals, treatment centers and others in the medical community necessary for commercial success.

The use of engineered T cells as a potential treatment for B cell-mediated autoimmune diseases is a recent development and may not become broadly accepted by physicians, patients, hospitals, treatment centers and others in the medical community. We expect physicians to be particularly influential and we may not be able to convince them to use our product candidates for many reasons. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are licensed;
•	physicians, hospitals, treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	inability to bring our product candidates to the market;
•	decreased demand for our product candidates;

•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Since we have not yet commenced marketing of any products, we do not yet hold product liability insurance for commercialization of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Assuming we obtained clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

In 2017, the Tax Cuts and Jobs Act, or the TCJA, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA includes, among other things, a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017 and an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification and repeal of many business deductions and credits, including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.” We continue to examine the impact this tax reform legislation may have on our business. Prospective investors in our common stock should consult with their legal and tax advisors with respect to the TCJA and potential tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $4.0 million, which begin to expire in 2038. Approximately $3.8 million of the federal net operating losses can be carried forward indefinitely. These net operating loss carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits that are subject to limitation by Sections 382 and 383 of the Code. Under the TCJA, net operating loss carryforwards generated after December 31, 2017 will not be subject to expiration. However, any NOLs generated after December 31, 2017 may only offset 80% of our annual taxable income.

Risks Related to Our Reliance on Third Parties

We are reliant on a research services agreement with Penn for our nonclinical research and development activities and current manufacturing activities.

As of September 30, 2019, we had 20 employees, and we have limited clinical research and development, regulatory support and validation and manufacturing capabilities. We are reliant on the Services Agreement with Penn and certain Penn-affiliated entities, pursuant to which Penn and these affiliated entities provide us with these services. While we intend to eventually build out these functions internally, we are currently significantly reliant on Penn for these critical business functions.

We are also dependent on Penn to enroll patients and conduct the DSG3-CAART Phase 1 clinical trial at the first clinical trial site, to be located at Penn, in a timely and appropriate manner. If Penn does not conduct the trial on the timeline we expect or otherwise fails to support the trial, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CDMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates.

If Penn and its affiliated entities were to fail to perform their obligations in accordance with the terms of the Services Agreement or terminate the Services Agreement with little notice, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed. In addition, the termination of our relationship with Penn and the Services Agreement and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business for that period. Moreover, we will be reliant on Penn to assist us with any necessary technology transfer. Any delays or inadequacies in such technology transfer, or disputes regarding the scope of such technology transfer, could delay our operations, including our clinical trials, require us to expend additional resources and otherwise have an adverse effect on our business.

Additionally, over time we will need to transition from receiving the services that Penn currently provides to performing such services internally. The Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the Services Agreement is amended, Penn will not be obligated to provide any further services under the Services Agreement after that time. In addition, Penn has the right to terminate the Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Further, we will incur costs relating to establishing our own financial, administrative, information technology and other support functions as well as running and maintaining such functions on a going-forward basis. In addition, the process of establishing such functions may distract our management from focusing on business and strategic opportunities and could result in disruptions to our business. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

We will rely on third parties, including Penn, to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on our collaborator, Penn, pursuant to the terms of the Services Agreement, to operate the first trial site for our planned Phase 1 clinical trial of DSG3-CAART. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on these third parties, including Penn, to conduct our preclinical studies and clinical trials, and as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practices, or GCPs, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If we or these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is often a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We intend to rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if licensed.

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on Penn to supply raw materials and other important components that are used to manufacture our product candidates and intend in the future to rely on CDMOs. In the case of any manufacturing performed for us by Penn, the services performed for us risk being delayed because of the competing priorities that Penn has for utilization of its manufacturing resources and any capacity issues that thereby arise.

We do not yet have sufficient information to reliably estimate the cost of the manufacturing and processing of our product candidates in clinical quantity or commercial quantity, and the actual cost to manufacture and process our product candidates could ultimately materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

In addition, our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.

•	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
•

Any contract manufacturers that we engage may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates.

•

Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.
•	Our third-party manufacturers could breach or terminate their agreement with us.

Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks related to the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA does not approve these facilities for the manufacture of our product candidates or if any agency withdraws its approval in the future, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval for or market our product candidates, if licensed.

Our contract manufacturers would also be subject to the same risks we face in developing our own manufacturing capabilities, as described above. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

For more information, see “Risk Factors—Risks Related to Manufacturing and Supply”.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency and purity. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our License Agreement with Penn and CHOP requires significant research and development commitments that may not result in the development and commercialization of our product candidates, including DSG3-CAART and our other product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

Risks Related to Manufacturing and Supply

We are dependent upon the availability of specialty raw materials and the production capabilities of small manufacturers to source the components of our product candidates.

Our product candidates require many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. In addition, those suppliers generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and we may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

Our product candidates are uniquely manufactured. If we, Penn or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel and it has not yet been validated for commercial production. Among the complex processes used in the manufacture of our product candidates is the manufacture of the lentiviral delivery vector used to deliver the applicable CAAR gene into the T cells. For example, the manufacture of our product candidates includes harvesting white blood cells from each patient, stimulating certain T cells from the white blood cells and thereby causing them to activate and proliferate, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient’s body. Notably, the manufacture of both DSG3/1-CAART and FVIII-CAART will likely involve particularly complex processes due to the need to deliver large transgenes in a vector delivery system with limited capacity. Because of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies, and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to logistical issues associated with the collection of white blood cells from patients’ blood, variability in the quality of white blood cells collected from patients’ blood, procurement of lentiviral vectors and shipment to the product candidate manufacturing site as well as shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, contamination, concentration and purity of batches of lentiviral vectors, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics due to patient-to-patient variability. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Penn has informed us that it will be unable provide clinical supply for any late-phase clinical trials of our product candidates that we may conduct. Therefore, we will need to enter into new agreements with CDMOs to produce clinical supply of our product candidates for late-phase clinical trials. We cannot guarantee that we will be able to enter into such agreements on commercially acceptable terms, if at all. We will need to transfer the technology to manufacture our product candidates to these CDMOs, and these CDMOs may decide or be required to adopt different manufacturing protocols or processes, which may require us to amend any ongoing or proposed clinical trial protocols or perform additional preclinical studies to demonstrate the comparability of any such new manufacturing protocols or processes. We cannot provide any assurance that Penn will provide adequate support to efficiently and effectively transfer the technology or that disputes will not arise between us and Penn regarding the necessary scope of technology transfer, that the technology transfer will be successful, or that any CDMO will be successful in producing our product candidates in sufficient quantities or of acceptable quality, if at all. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we continue to optimize our manufacturing process for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. We ultimately may not be successful in transferring our production system from our contract manufacturer to any manufacturing facilities we may establish ourselves, or our contract manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for our product candidates with our current manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

The manufacturing process for any products that we may develop is subject to the FDA approval process, and we will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis.

The manufacturing process for any products that we may develop is subject to the FDA approval process, and we will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis. If we or our CDMOs are unable to reliably produce products to specifications acceptable to the FDA, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CDMOs will be able to manufacture the approved product in accordance with requirements from the FDA, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates or marketed biologics, operating restriction and criminal prosecutions, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products, if licensed, on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

The manufacture of viral vectors is complex and variable, and there are a limited number of manufacturers able to supply us with viral vectors.

Our DSG3-CAART and MuSK-CAART product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our Phase 1 clinical trial of our DSG3-CAART product candidate. We have also reserved additional vector manufacturing capacity at Penn and we have engaged other CDMOs to evaluate their potential capabilities and capacity for additional supply. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

Vector production also requires the production of high-quality DNA plasmids, for which there is also a limited number of suppliers. Although we have established relationships with multiple suppliers for lentiviral vector and plasmids, we do not yet have our own clinical-scale manufacturing facility established, and are therefore highly dependent on the ability of these suppliers to manufacture necessary materials and to deliver these materials to us on a timely and reliable basis.

We may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our CAAR T cells for clinical trials or for commercial purposes could be delayed or stopped.

Establishing clinical and commercial manufacturing and supply is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. For example, we may find it difficult to establish a manufacturing process that is consistent. If this occurs, we may need to complete more than one manufacturing run for each treated patient, which would impact the availability of adequate coverage and reimbursement from third-party payors. Competitors that have developed CAR T cell therapies have had difficulty reliably producing engineered T cell therapies in the commercial setting. If we experience similar challenges manufacturing product candidates to approved specifications, this may limit our product candidates’ utilization and our ability to receive payment for these product candidates once licensed. Alternatively, these challenges may require changes to our manufacturing processes, which could require us to perform additional clinical studies, incurring significant expense. We may ultimately be unable to reduce the expenses associated with our product candidates to levels that will allow us to achieve a profitable return on investment.

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials. We and our suppliers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Changes in product candidate manufacturing or formulation may result in additional costs or delay, which could adversely affect our business, results of operations and financial condition.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods or formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials or with materials made with the altered methods. Such changes may also require additional testing, or notification to, or approval by the FDA or other regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar licensure filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, potency and purity for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not previously reviewed regulatory applications for the commercial development of CAAR T cells for treatment of pemphigus, and there is no therapy currently approved by the FDA for the treatment of mPV. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	obtaining regulatory authorization to begin a trial, if applicable;
•	the availability of financial resources to commence and complete the planned trials;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent IRB;
•	recruiting suitable patients to participate in a trial;
•

having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	addressing any patient safety concerns that arise during a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a patient by patient basis for use in clinical trials.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the DSMB. If we experience termination of, or delays in the completion of, any future clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to a licensed biologic. Under the BPCIA, an application for a biosimilar product cannot be licensed by the FDA until 12 years after the reference product was licensed under a BLA. The law is complex and is still being interpreted and implemented by the FDA. In addition, as discussed more fully below, since the BPCIA was enacted as part of the ACA, if the ACA is invalidated in its entirety as unconstitutional, then the BPCIA could be considered invalid as well. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates.

We believe that any of the product candidates we develop that is licensed in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established cell therapies and other therapies for B cell-mediated autoimmune diseases are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.

Because we are developing novel CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies, formerly known as the Office of Cellular, Tissue and Gene Therapies, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union, a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products, or ATMPs, to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our CAAR T cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for gene therapy products and cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn because of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate’s safety, potency and purity.

Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	the FDA may disagree with the design or implementation of our clinical trials;
•

we may be unable to demonstrate to the satisfaction of the FDA that a drug candidate is safe, potent and pure for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA may fail to approve the manufacturing processes, test procedures and specifications, or facilities that we may establish or of third-party manufacturers with which we may contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA approval process and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted. For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize the FDA’s Regenerative Medicine Advanced Therapy designation for our product candidates given the limited alternatives for treatments for certain rare diseases and B cell-mediated autoimmune diseases, but the FDA may not agree with our plans.

Moreover, approval of genetic or biomarker diagnostic tests may be necessary to advance some of our product candidates to clinical trials or potential commercialization. In the future, regulatory agencies may require the development and approval of such tests. Accordingly, the regulatory approval pathway for such product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, if licensed, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may be unable to obtain orphan drug designation for DSG3-CAART, MuSK-CAART and some or all of our future product candidates across various indications, or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population of 200,000 or more in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. In order to obtain orphan drug designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our product.

We may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

Although we may pursue expedited regulatory approval pathways for a product candidate, it may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to a faster development or regulatory review or approval process.

Although we believe there may be an opportunity to accelerate the development of certain of our product candidates through one or more of the FDA’s expedited programs, such as fast track, breakthrough therapy, Regenerative Medicine Advanced Therapy, accelerated approval or priority review, we cannot be assured that any of our product candidates will qualify for such programs.

For example, we may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for some of our product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a Regenerative Medicine Therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A Regenerative Medicine Therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Although RMAT designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for RMAT designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a RMAT designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. We believe it is likely that the FDA will require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

Further, we will be required to comply with FDA promotion and advertising rules, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet and social media. Later discovery of previously unknown problems with our product candidates through follow-up programs with our clinical trial patients, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. For example, certain policies of the current U.S. President’s administration may impact our business and industry. Namely, the current U.S. President’s administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if licensed, profitably.

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of B cell-mediated autoimmune diseases, we cannot accurately estimate the potential revenue from our product candidates.

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and

•	neither experimental nor investigational.

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide the payor with supporting scientific, clinical and cost-effectiveness data for the use of our products, if licensed. In the United States, the principal decisions about reimbursement for new drug products are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers, and reduce the willingness of physicians to use our product candidates.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic products;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models.

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA, including the BPCIA, are invalid as well. The U.S. President Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. On July 9, 2019, a Fifth Circuit U.S. Court of Appeals held a hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision, but it is unclear when the Court will render its decision on this hearing, and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

On January 20, 2017, the U.S. President signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the U.S. President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The U.S. President administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, on January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase the point-of-sale discount (from 50% under the ACA to 70%) that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, on May 10, 2019, CMS announced a new pricing transparency rule, which was set to go into effect on July 9, 2019, but on July 8, 2019, a federal judge struck down the rule concluding that HHS did not have the statutory authority to implement such regulations on drug companies. This final rule would have required direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. If it goes into effect, the pricing transparency rule could have had a negative effect on our business. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While some proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products, if licensed;

•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Breach of certain environmental, health and safety laws and regulations could also in certain circumstances constitute a breach of our License Agreement with Penn. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA, provide true, complete and accurate information to the FDA, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

Our relationships with customers, healthcare providers, physicians, and third-party payors will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of individually identifiable health information and other personally identifiable information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of who receive stock options as compensation, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

European data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection and processing of personal data – including health data – is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU or monitors the behavior of individuals within the European Union. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Our clinical trial activity conducted within the member states of the European Union is regulated by the GDPR. In addition, we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Furthermore, the current main data transfer mechanisms (Privacy Shield and Standard Contractual Clauses) are the subject of a legal challenge before the European Court of Justice, raising the possibility of future uncertainty about mechanisms that may be used to legitimize cross-border transfers of personal data. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR is not yet clear. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects.

If our security measures are breached or unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. The systems of Penn, any CDMOs that we may engage in the future, and present and future CROs, contractors and consultants also could experience breaches of security leading to the exposure of confidential and sensitive information. Such breaches of security could be caused by computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks, and other malicious activity, which may be heretofore unknown. The number and complexity of these threats continue to increase over time.

In the event of a security breach, our company could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to prevent security breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

We have in the past experienced breaches of our security measures. For example, in 2019, we believe a phishing incident led to certain employee email accounts being accessed by an unauthorized third party. We initiated an investigation to determine whether further action was required under applicable law. The incident did not have a material impact on our business or financial condition. While we believe we responded appropriately, including implementing remedial measures with the goal of preventing similar such events in the future, there can be no assurance that we will be successful in these remedial and preventative measures or in successfully mitigating the effects of potential future incidents or cyber-attacks. We thus remain at risk for future breaches, including, without limitation, breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we would be likely to experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities.

Risks Related to Our Intellectual Property

We rely heavily on certain in-licensed patent and other intellectual property rights in connection with our development of our product candidates and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and commercialize our product candidates is heavily dependent on in-licenses to patent rights and other intellectual property granted to us by third parties. For example, we depend heavily on our License Agreement with Penn and CHOP, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to intellectual property controlled by Penn and CHOP to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of such intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. We may enter into additional license agreements in the future. Our license agreement with Penn and CHOP imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Penn and CHOP, may have the right to terminate these license agreements, in which event we might not be able to market our product candidates. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

Furthermore, in many cases, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we in-license from third parties. For example, pursuant to our License Agreement with Penn and CHOP, Penn controls such activities for the patent rights licensed to us under such agreement. Therefore, although we provide input to Penn and CHOP on these activities, we cannot be certain that these patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our current or future licensors or collaboration partners fail to obtain, maintain or protect any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including those related to:

•	the scope of rights granted under the License Agreement and other interpretation-related issues;
•	whether we have breached the License Agreement and whether any such breach is subject to a cure period;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

Furthermore, disputes may arise between us and our current or future licensors regarding the ownership of intellectual property developed by us, such that we may be required to assign or otherwise transfer such intellectual property to such licensor. In the event that the assigned or transferred intellectual property is covered by an existing license agreement with such licensor we may be required to make additional royalty or milestone payments, or both, to such licensor. If the assigned or transferred intellectual property is not covered by an existing license agreement, then we may be required to enter into an additional license agreement to advance our research or allow commercialization of our product candidates, which may not be available on commercially reasonable terms or at all.

If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

If our efforts to protect the proprietary nature of the intellectual property related to our current and any future product candidates are not adequate, we may not be able to compete effectively in our market.

Our success depends in large part on our ability to obtain and maintain intellectual property protection in the United States and other countries with respect to our product candidates. If we do not adequately protect or enforce our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have in-licensed patent rights in the United States and abroad relating to the product candidates that are important to our business. The patent application and approval process is expensive, complex and time-consuming. Our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that our licensors were the first to make the inventions claimed in the patents or pending patent applications we in-license, or that our licensors were the first to file for patent protection of such inventions.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, the patents or pending patent applications we in-license may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, derivation proceedings, reexaminations, or inter partes review in the United States, or oppositions and other comparable proceedings in foreign jurisdictions, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we in-license or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law is more restrictive than U.S. patent law in connection with the patentability of methods of treatment of the human body.

We cannot predict whether the patent applications we in-license currently being pursued will issue as patents, whether the claims of any patent that has or may issue will provide us with a competitive advantage or prevent competitors from designing around the claims to develop competing technologies in a non-infringing manner, or whether we or our licensors will be able to successfully pursue patent applications in the future relating to our current product candidates or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

It is possible that defects of form in the preparation or filing of patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If there are material defects in the form, preparation, prosecution or enforcement of the patents or patent applications we in-license, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

Even if the patent applications we in-license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our product candidates. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that patents licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our intellectual property rights, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find the patents we in-license invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have in-licensed valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In the future, we likely will need to expand our patent portfolio to pursue patent coverage for new product candidates that we wish to develop. The patent prosecution process is competitive, and other companies, some which may have greater resources than we do in this area, may also be pursuing intellectual property rights that we may consider necessary or attractive in order to develop and commercialize future product candidates.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. The deadline to pursue protection in foreign jurisdictions for many of the patent families licensed under the License Agreement with Penn has not yet expired. Prior to applicable deadlines, we and Penn will need to decide where to pursue protection, and we will not have the opportunity to pursue protection unless we do so in applicable jurisdictions prior to the deadlines. Although our License Agreement grants us worldwide rights, there can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and the patents we in-license or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of the patents we in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights, even if obtained, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put the patents we in-license at risk of being invalidated or interpreted narrowly and the patent applications we in-license at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We or our licensors may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property that we own or license.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we in-license or that we may own or in-license in the future. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing or may be breached. Our licensors may face similar obstacles. We or our licensors could be subject to ownership disputes arising, for example, from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. For example, our scientific co-founders, Drs. Payne and Milone, are members of our scientific advisory board and are also employed by and subject to Penn’s intellectual property policy. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

Some intellectual property which we have in-licensed was discovered through government funded programs and thus is subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Certain of the intellectual property rights we have licensed, including rights licensed to us by Penn relating to our DSG3-CAART and DSG3/1-CAART product candidates, was generated through the use of U.S. government funding and may therefore be subject to certain federal laws and regulations. As a result, the U.S. government has certain rights to intellectual property embodied in our DSG3-CAART and DSG3/1-CAART product candidates and may have rights in future product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights”. The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, such as Penn, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for product candidates covered by such intellectual property.

We may become involved in lawsuits to protect or enforce our patent rights or other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate patents, trademarks, copyrights or other intellectual property that we own or in-license. To counter infringement, misappropriation or other unauthorized use, we may be required to file claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived violators could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property, in addition to counterclaims asserting that the patents we in-license are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that the patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving the patents we in-license could limit our ability to assert the patent we in-license against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

Even if we establish infringement, misappropriation or another violation of our intellectual property rights, the court may decide not to grant an injunction against the offender and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our shares. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Changes in either the patent laws or the interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. When implemented, the Leahy-Smith Act included several significant changes to U.S. patent law that impacted how patent rights could be prosecuted, enforced and defended. In particular, the Leahy-Smith Act also included provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. It remains unclear what impact, if any, the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of the patent applications we in-license and the enforcement or defense of the issued patents we in-license, all of which could have a material adverse effect on our business.

The patent positions of companies engaged in the development and commercialization of biologics are particularly uncertain. For example, the Supreme Court of the United States issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible. Thereafter, the USPTO issued a guidance memorandum instructing USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Certain claims of our in-licensed patent applications contain, and any future patents we may obtain may contain, claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties.

We cannot assure you that our efforts to seek patent protection for one or more of our product candidates will not be negatively impacted by this Supreme Court decision, rulings in other cases or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future.

If we are unable to protect the confidentiality of trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect certain proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach.

In addition, our trade secrets may otherwise become known or be independently discovered by competitors. Competitors and other third parties could infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected or sufficient to provide an advantage over our competitors, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

We may become subject to claims that we are infringing certain third-party patents or other third party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material adverse effect on our business.

Our commercial success depends in part on avoiding infringing, misappropriating and otherwise violating the patents and other intellectual property and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, and administrative proceedings such as interferences, inter partes review and post grant review proceedings before the USPTO and opposition proceedings before foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned or controlled by third parties, including our competitors, exist in the fields in which we are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we or our licensors are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment relating to our product candidates and, because patent applications can take many years to issue, there may be currently pending third party patent applications which may later result in issued patents, in each case that our product candidates, their manufacture or use may infringe or be alleged to infringe. We may fail to identify potentially relevant patents or patent applications, incorrectly conclude that a patent is invalid or does not cover our activities, or incorrectly conclude that a patent application is unlikely to issue in a form of relevance to our activities.

Parties making patent infringement claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, including demonstrating non-infringement, invalidity or unenforceability of the respective patent rights in question, regardless of their merit, is time-consuming, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. For example, in order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome a presumption of validity. This is a high burden requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, and we can provide no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We may not have sufficient resources to bring these actions to a successful conclusion. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our shares.

In the event that a holder of any such patents seeks to enforce its patent rights against us with respect to one or more of our product candidates, and our defenses against the infringement of such patent rights are unsuccessful, we may be precluded from commercializing our product candidates, even if approved, without first obtaining a license to some or all of these patents, which may not be available on commercially reasonable terms or at all. Moreover, we may be required to pay significant fees and royalties to secure a license to the applicable patents. Such a license may only be non-exclusive, in which case our ability to stop others from using or commercializing technology and products similar or identical to ours may be limited. Furthermore, we could be liable for damages to the holder of these patents, which may be significant and could include treble damages if we are found to have willfully infringed such patents. In the event that a challenge to these patents were to be unsuccessful or we were to become subject to litigation or unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

We are aware of third-party issued U.S. patents relating to the lentiviral vectors which may be used in the manufacture or use of our product candidates. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even in the absence of a finding of infringement, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, or at all. In that event, we would be unable to further develop and commercialize our product candidates. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could materially adversely affect our business, results of operations and financial condition.

Patent term may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In the future, if and when our product candidates receive FDA approval, we plan to apply for patent term extensions on patents covering those product candidates in any jurisdiction where these are available. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to the patents we in-license, or may grant more limited extensions than we request. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Our licensors may face similar risks, which could have an adverse impact on intellectual property that is licensed to us.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to our product candidates or utilize similar cell therapy technology but that are not covered by the claims of our current or future patent portfolio;

•

we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license now or that we may license or own in the future;

•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our licensed intellectual property rights;
•	it is possible that our current or future licensed patent applications will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business;
•

we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property; and

•	third-party patents may issue with claims covering our activities; we may have infringement liability exposure arising from such patents.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•

the commencement, enrollment or results of our planned preclinical studies or clinical trials of our product candidates or any preclinical studies or future clinical trials we may conduct, or changes in the development status of our product candidates;

•	our decision to initiate a preclinical study or clinical trial, not to initiate a preclinical study or clinical trial or to terminate an existing preclinical study or clinical trial;
•	adverse results or delays in preclinical studies or clinical trials of our product candidates;
•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of B cell-mediated autoimmune diseases;
•	actual or anticipated variations in quarterly operating results;

•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Immediately following our initial public offering, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 85.0% of our outstanding voting common stock, or 89.0% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the date of completion of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act. We have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 6,409,519 shares of our non-voting common stock. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 9.98% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 28.4% of the voting power of our outstanding common stock following the completion of our initial public offering. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

All shares of common stock not sold in our October 2019 initial public offering will be able to be sold in the public market beginning 180 days after the date of our initial public offering. The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also filed a registration statement on Form S-8 registering the issuance of 4.5 million shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, is 2,342,288 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of the holders of not less than 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors;

•

a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. In the event that one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On October 24, 2019, our Registration Statements on Form S-1 (File Nos. 333-234017 and 333-234315) relating to our initial public offering were declared effective by the Securities and Exchange Commission, or the SEC.  In October and November 2019, we issued and sold an aggregate of 7,275,501 shares of common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares) at a price of $11.00 per share for aggregate cash proceeds of $71.0 million, net of underwriting discounts and commissions of $5.6 million and estimated offering costs of $3.4 million, upon the closing of our initial public offering. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Morgan Stanley & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. are the representatives of the underwriters.

There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 25, 2019. We are holding the balance of the net proceeds in cash, cash equivalents, and investments. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10 Q.

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 16, 2019, and incorporated by reference herein)
4.2

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated as of January 2, 2019 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.1#

2018 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 16, 2019, and incorporated by reference herein)

10.2#

2019 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 16, 2019, and incorporated by reference herein)

10.3#	2019 Employee Stock Purchase Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 16, 2019, and incorporated by reference herein)
10.4#*	Senior Executive Cash Incentive Bonus Plan
10.5

Form of Indemnification Agreement, between the Registrant and each of its directors (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.6†

Form of Indemnification Agreement, between the Registrant and each of its executive officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.7†

Amended and Restated License Agreement, dated as of July 23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.8†

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.9†

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.10†

Master Translational Research Services Agreement, dated as of October 2018, between the Registrant and the Trustees of the University of Pennsylvania (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.11†

CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of February 4, 2019, between the Registrant and the Trustees of the University of Pennsylvania (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.12†

CVPF Master Services Addendum to Master Translational Research Services Agreement, dated as of October 22, 2018, between the Registrant and the Trustees of the University of Pennsylvania (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.13

Research Agreement A19-3095, dated as of October 31, 2018, between the Registrant and The Regents of the University of California (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.14

Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.15

Consulting Agreement, dated as of May 7, 2018, between the Registrant and Danforth Advisors, LLC (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.16

Amendment No. 1 to Consulting Agreement, dated as of May 7, 2019, between the Registrant and Danforth Advisors, LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.17

Employment Agreement between the Registrant and Steven Nichtberger (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.18

Employment Agreement between the Registrant and Anup Marda (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.19

Employment Agreement between the Registrant and Gwendolyn Binder (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.20

Employment Agreement between the Registrant and David Chang (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

10.21

Employment Agreement between the Registrant and Brian Stalter (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019, and incorporated by reference herein)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabaletta Bio, Inc.

Date: December 5, 2019	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: December 5, 2019	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)