Form 10-K
period 2019-12-31
Cabaletta Bio, Inc.
filed 2020-03-30
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39103

CABALETTA BIO, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-1685768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2929 Arch Street, Suite 600 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (267) 759-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	CABA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
.
Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The registrant’s common stock began trading on The Nasdaq Global Select Market on October 25, 2019. As of March 20, 2020, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on March 20, 2020 was approximately $144.0 million. The registrant has provided this information as of March 20, 2020 because the registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date.

The number of shares of registrant’s Common Stock outstanding as of March 20, 2020 was 24,034,022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, initially our planned Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM Trial, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•

the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, FVIII-CAART and DSG3/1-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) outbreak or similar public health crisis;

•	our expected use of proceeds from the initial public offering and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs;
•	our plans to pursue research and development of other product candidates;
•	our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our planned DesCAARTesTM Trial;
•	the potential advantages of our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, and our product candidates;
•	the extent to which our scientific approach and CABA platform may potentially address a broad range of diseases;
•

the potential benefits and success of our arrangements with the Trustees of the University of Pennsylvania, or Penn, and the Children’s Hospital of Philadelphia, or CHOP, and our scientific co-founders, Drs. Milone and Payne;

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
•

our ability to obtain funding for our operations, including funding necessary to initiate and complete our planned DesCAARTesTM Trial and our ongoing preclinical studies of MuSK-CAART, DSG3/1-CAART and FVIII-CAART;

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we undertake no obligations to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the Chimeric Antigen Receptor, or CAR, T cell technology that has been successfully developed and is marketed for the treatment of B cell cancers. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, reviewed and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is on pemphigus vulgaris, or PV, which is an autoimmune blistering skin disease. We submitted an Investigational New Drug application, or IND, for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019. Our IND was cleared in September 2019, and DSG3-CAART received orphan drug designation from the FDA for the treatment of PV in January 2020. We are advancing DSG3-CAART into a Phase 1 trial for the treatment of mucosal PV, or mPV, in 2020. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies.

B cell-mediated autoimmune diseases occur when certain populations of B cells mistakenly produce autoantibodies, which are directed against specific healthy tissue or cells in the body. The presence of autoantibodies can manifest in a variety of autoimmune diseases and result in the destruction of healthy tissue in the body. Current treatment options for B cell-mediated autoimmune diseases are generally limited to corticosteroids and other generalized immunosuppressants that offer only temporary disease suppression, may require chronic, in-hospital administration and are associated with potentially life-threatening side effects. We believe the ideal therapy for B cell-mediated autoimmune diseases would selectively and completely eliminate the pathogenic B cells while sparing the body’s normal B cells.

We are pioneering the development of a new class of engineered T cell therapies that express CAARs to selectively engage and eliminate pathogenic B cells. Our CAARs build upon the scientific foundation of CARs, differing primarily in the use of the antigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoantibodies expressed on the surface of B cells. This allows these pathogenic B cells to engage with the CAAR T cells instead of benign antigens, resulting in their elimination. By harnessing the power of targeted cell therapy, we believe our CABA platform, as developed by our team, has the potential to be a one-time curative therapy that may be a safer and more effective option than current treatments. We have developed our CABA platform to inform product candidate development from scientific, clinical and commercial assessment through CAAR design. Using our CABA platform, we have identified and thoroughly evaluated over two dozen B cell-mediated autoimmune diseases that we believe will be amenable to treatment with the Cabaletta approach and have advanced several of our highest priority targets into discovery and preclinical testing.

Our current product candidate pipeline is illustrated below.

*	In our discovery stage, we perform epitope mapping and optimize CAAR construct and design.
**	May not be required if Phase 2 is a registrational clinical trial.

Our initial therapeutic focus is on PV, a chronic, autoimmune blistering skin disease that affects over 17,000 patients across the United States and over 25,000 patients across the European Union. The affected PV population in Asia is recognized to be significantly higher than in each of the United States and the European Union. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, PV remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects mucosal surfaces. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target B cells expressing autoantibodies specific for DSG3, which may prevent these B cells from producing DSG3 antibodies that are the cause of mPV while preserving general B cell immune function. The FDA accepted our IND for DSG3-CAART in September 2019 and granted orphan drug designation to DSG3-CAART for the treatment of PV in January 2020. Our next PV-directed product candidate, DSG3/1-CAART, is being designed to target B cells expressing autoantibodies against DSG3 and desmoglein 1, or DSG1. It is being developed for the treatment of mucocutaneous PV, or mcPV, another subtype of PV that affects both mucosal and skin surfaces and is caused by autoantibodies against DSG3 and DSG1, respectively.

Our second product candidate, MuSK-CAART, is designed to treat a subset of patients with myasthenia gravis, or MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets B cells expressing autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG.

We are also pursuing development of an additional product candidate, FVIII-CAART, which is being designed to treat a subset of patients with Hemophilia A, an X-linked bleeding disorder caused by mutations in the FVIII gene. While our CABA platform is primarily focused on the treatment of B cell-mediated autoimmune diseases, we believe our approach may be applicable in other instances where B cell antibody production is implicated in response to exogenous FVIII, which is administered for the treatment of Hemophilia A. Specifically, we have identified an unmet need in cases where the immune system produces antibodies against exogenous antigens, which is known as an alloimmune response. Some patients receiving repeated administrations of exogenous FVIII will develop alloantibodies against the treatment, also known as inhibitors, neutralizing its therapeutic potential. Patients with FVIII alloantibodies may often require high-dose FVIII, immune tolerance induction with FVIII, agents that mimic FVIII or plasmapheresis to remove the FVIII alloantibodies. FVIII-CAART leverages a CAAR designed to target B cells expressing alloantibodies against FVIII, and it is initially being developed as an adjunctive therapy for Hemophilia A patients who develop FVIII alloantibodies.

Our strategy is to build upon our first mover advantage in the field of targeted cell therapy for B cell-mediated autoimmune diseases and further advance the discovery, development and commercialization of our CAAR T portfolio. Our scientific founders are leading experts in B cell-mediated autoimmune diseases and CAR T technology, and we are led by an experienced team with demonstrated success in discovering, developing, manufacturing, and evaluating novel cell therapy products in clinical trials. In addition, we have partnered our discovery and initial development efforts with Penn, a pioneer in cell and gene therapy with a proven track record of expertise in the translational research, clinical development and manufacturing of cell therapy products, in order to accelerate timelines for our first product candidate to enter clinical trials.

Our History and Team

Our scientific co-founders, Aimee Payne, M.D., Ph.D., and Michael Milone, M.D., Ph.D., began partnering at Penn in 2013 to combine Dr. Payne’s expertise in B cell-mediated autoimmune diseases with Dr. Milone’s deep and experienced insights into the design and implementation of CAR T products. Dr. Payne is a worldwide leader in characterizing B cell-mediated autoantibody repertoires in PV and other autoimmune diseases. Dr. Milone is a renowned scientist in CAR T therapy and was a co-inventor of and a key driver in the preclinical discovery and development efforts that yielded Kymriah, the first FDA-approved CAR T therapy for the treatment of B cell cancers. Dr. Payne’s laboratory surmised that by incorporating an antigen instead of an antibody fragment as the extracellular domain of the CAAR, specific pathogenic B cells could be targeted. This resulted in a collaboration between the two investigators to apply the scientific foundation of CAR T technology as it has been advanced by Drs. Payne and Milone in order to address B cell-mediated autoimmune diseases.

Their first scientific publication, “Reengineering chimeric antigen receptor T cells for targeted therapy of autoimmune disease” (Science, July 2016), attracted the attention of a colleague, Steven Nichtberger, M.D., who is an adjunct professor at the Wharton School at the University of Pennsylvania, teaching a class on biotech company formation, financing and leadership in the Vagelos Life Sciences & Management Program. Additionally, Dr. Nichtberger has experience creating and building companies, including a novel cellular therapy company, which required transferring the technology from an academic institution, establishing a research and development organization, hiring of manufacturing and quality teams, creating novel manufacturing processes, reaching agreement with the FDA on novel clinical development pathways and constructing a commercial-scale Good Manufacturing Practices, or GMP, facility that manufactured autologous cell therapy products for clinical trials. In 2017, based on over a year of interaction and discussions regarding the optimal strategy to advance the scientific opportunity into a commercially developed product portfolio that could offer potentially curative treatment options to patients, Drs. Payne, Milone and Nichtberger decided to launch Cabaletta Bio.

The longstanding and highly productive partnership between our co-founders has been complemented by additional management experience that brings a successful history of translating academic cellular therapy research from Penn and elsewhere into commercially sponsored clinical trials and the establishment of a GMP manufacturing facility and organization. Gwendolyn Binder, Ph.D., our Executive Vice President, Science and Technology, was an early member of the Translational Research Program Operations team at Penn for over five years and participated in the submission and acceptance of multiple INDs for novel engineered T cell therapy products. As part of the cell therapy organization at Penn, Dr. Binder partnered with Dr. Milone and others to drive the IND-enabling translational studies that facilitated the initial CAR T clinical trial in B cell cancers at Penn. Dr. Binder also built and led a clinical stage biotechnology company’s manufacturing operations and quality teams, including creation of a fully functioning commercial grade GMP facility. Dr. Binder also built the translational research program and ultimately led the company’s research organization.

Our Research and Manufacturing Collaboration with Penn

Our CABA platform has already produced multiple product candidates through our sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders, Drs. Payne and Milone. Our continuing relationship with our scientific co-founders provides important guidance and insights to us. Our contractual relationship with Penn through ongoing licensing and research arrangements also provides important services around manufacturing supply.

In July 2019, we amended and restated our worldwide license agreement with Penn to develop our CAAR T technology to treat B cell-mediated autoimmune and alloimmune diseases. This license agreement provides us with access to multiple patent families covering CAAR T therapy as applied to the field of B cell-mediated autoimmune and alloimmune diseases and to the robust intellectual property portfolio created by Penn under these SRAs in this field. See “—Our Material Agreements—Amended and Restated License Agreement with Penn.”

Our ongoing collaboration with Penn is also based on a Master Translational Research Services Agreement, or the Services Agreement, that we entered into in October 2018, along with multiple additional agreements under the Services Agreement to engage and partner in individual Penn entities, including cell product manufacturing, correlative research, vector manufacturing, clinical trial operations and protocol development. In addition to the Services Agreement, we have agreements in place with various functional areas and centers that provide additional resources to Penn as well as contractual commitments from Penn with the goal of providing the capacity to manufacture our lead product candidate, DSG3-CAART. Penn has also agreed to manufacture vector product for use in our clinical trials. Penn’s obligations are subject to certain limitations and termination rights. See “—Our Material Agreements—Master Translational Research Services Agreement with Penn”.

We believe Penn is uniquely suited to be our partner in our efforts to develop product candidates leveraging our CAAR T technology based on a decade of experience, including manufacturing and clinical support for approximately a dozen active cell therapy clinical trials. The original manufacturing process for the first FDA-approved CAR T therapy was developed at Penn before being transferred to Novartis Pharmaceuticals Corporation during late-stage clinical trials. We currently plan to leverage Penn’s experience, validated standard operating procedures, manufacturing facilities and staffing to accelerate initial development efforts for our lead product candidate.

Our Strategy

Our goal is to build upon our first mover advantage and expertise in cell therapies for B cell-mediated autoimmune diseases to accelerate the discovery, development and commercialization of our CAAR T cell therapies, with a focus on reliable manufacturing. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from certain B cell-mediated autoimmune diseases. To achieve this goal, key elements of our strategy include:

•

Achieving clinical proof-of-concept for our lead product candidate, DSG3-CAART in mPV, the first in a series of well-understood and validated B cell-mediated autoimmune diseases for which we are developing CAAR T cell product candidates. It is well-established that the presence of DSG3 autoantibodies and DSG3 autoantibody producing B cells in patients are both necessary and sufficient to cause mPV in the vast majority of cases. We believe our biologic understanding coupled with the well-understood clinical signs, symptoms and natural course of the disease, identify mPV as a model disease to evaluate our CAAR T approach. In addition, we have made significant investment in the design and development of DSG3-CAART, generating a lead candidate that has demonstrated robust target engagement and no off-target toxicities in preclinical studies. Taken together, our Phase 1 clinical trial evaluating DSG3-CAART for the treatment of mPV represents an optimal first opportunity to establish initial clinical proof-of-concept of our CABA platform.

•

Leveraging our CABA platform to identify optimal targets for the CAAR T approach and apply learnings from DSG3-CAART to advance additional product candidates. Shortly after inception, we undertook a comprehensive review of all known B cell-mediated autoimmune diseases in order to evaluate and prioritize the opportunity for selective destruction of B cells in an effort to cure B cell-mediated autoimmune diseases. Central to this analysis were (i) scientific, clinical and commercial assessment, (ii) epitope mapping to determine regions targeted by autoantibodies, (iii) evaluation of the ability to optimize the CAAR construct and design with the goal of selectively ablating reactive B cells, and (iv) evaluation of existing or required development of new preclinical models and in vitro and in vivo clinical testing. As we performed this analysis of potential product candidates, we considered possible paths for clinical trial design and regulatory approval. This analysis incorporated the extensive learnings gleaned from years of effort devoted to development of DSG3-CAART. We prioritized the targets and since then have been focused on being first to discover and develop a series of products with each providing the potential for cure of an important B cell-mediated autoimmune disease in patients. We intend to continue to apply our proprietary learnings from DSG3-CAART, including scientific and regulatory learnings, to most effectively advance these additional opportunities. Preclinical studies that are generally similar to, and informed by, DSG3-CAART preclinical studies are actively ongoing with other CAAR T cell product candidates.

•

Expanding upon our established IP position and first mover advantage in CAAR T therapy targeted towards B cell-mediated autoimmune diseases. We are focused on protecting our intellectual property as we continue to pursue the development of future product candidates. We believe the issued U.S. patent on our initial CAAR constructs is the first patent covering cells engineered to express the known pathogenic epitopes recognized by DSG3 and DSG1 autoantibodies, which we are working to supplement with additional patent filings. The design of a broadly effective CAAR requires a deep understanding of the location of immunogenic epitopes targeted by autoantibodies, a competency that we believe we are uniquely positioned to utilize in product candidate development. We believe there is a particularly high value to the first mover advantage including, but not limited to, experience in discovery, preclinical development, regulatory efforts, intellectual property and insights from clinical trials that can be translated across programs.

•

Leveraging our cellular therapy experience and knowledge in addition to knowledge gained through our Penn collaboration to rapidly build our own fully-integrated internal infrastructure. We have differentiated expertise that we believe is uniquely suited for the continued buildout of our CABA platform specializing in B cell-mediated autoimmune diseases. Our scientific co-founders who initially developed our technology continue to collaborate closely with us through SRAs. In addition, our management team has a successful history of building the capabilities of cell therapy-based companies from the discovery and preclinical stage through Phase 3 readiness. In combination with our team, which possesses significant experience in executing on manufacturing strategies for cell therapy products, our partnership with Penn allows us to utilize their existing infrastructure, which accelerated our ability to submit our first IND. In parallel, we continue to build out an experienced team to manage the relationship with Penn while also developing and continuing to implement a path to our manufacturing independence. Ultimately, we intend to prepare and build our own manufacturing facility depending on the achievement of sufficient initial clinical trial data for DSG3-CAART.

B Cell-Mediated Autoimmune Diseases: Overview and Current Treatment Paradigm

The body’s immune system, which is designed to protect the body from infection and cancer, includes B cells and T cells. B cells are responsible for producing antibodies against antigens that the body perceives as foreign whereas T cells are responsible for cell-mediated immunity. In the case of B cell-mediated autoimmune diseases, certain populations of the patient’s B cells mistakenly produce antibodies directed against normal tissues and cells, leading to disease. While these autoantibodies are the major effectors of B cell-mediated autoimmune diseases, the underlying root cause of each B cell-mediated autoimmune disease is the defective B cells that mistakenly make these pathogenic antibodies. These pathogenic B cells express autoantibodies on their surface with the same antigen specificity as the circulating pathogenic autoantibodies, which can be used to distinguish them from the healthy B cell population, as shown in the figure below.

Antibodies are B cell receptors that drive B cell maturation. CD19 serves as a B cell marker throughout the naïve B cell phase, while CD20 is a surface marker expressed later in B cell maturation. CAAR T is designed to eliminate antigen specific B cells and prevent their further development to antibody producing plasma cells. IgM: immunoglobulin M; IgD: immunoglobulin D; IgA: immunoglobulin A; sIg: surface immunoglobulin, representing the autoantibody on the B cell surface.

Current treatment options for autoimmune mediated diseases involve generalized immune suppression, achieved through corticosteroids, immunosuppressive medications and biologics. Most commonly, corticosteroids are used on both a chronic and acute basis to control disease, and act via a variety of mechanisms to control or downregulate multiple inflammatory pathways. In many cases, systemic immunosuppressive medications often used in chemotherapy such as mycophenolate, azathioprine and methotrexate, are added in an effort to minimize symptoms and manage the expected recurrences in patients. Biologic therapies have emerged as a new class of therapies and have a variety of targets including cytokines, B cells, and co-stimulation molecules. One particular biologic, rituximab, is an anti-CD20 antibody and is employed in multiple autoimmune diseases. Rituximab was approved by the FDA in 2018 for treatment of moderate to severe PV. Currently existing treatment options target parts of the immune system in addition to disease-causing B cells, and in general require chronic administration to reduce recurrence rates. We believe the ideal therapy in autoimmune diseases would completely and specifically eliminate the pathogenic B cells while sparing the immune cells that protect against infection, without requiring chronic administration.

Our Approach

Using our CABA platform, we are developing engineered T cell therapy candidates that express CAARs, which serve as “decoys” for antibodies expressed on the surface of B cells. We believe these CAARs enable the T cells to specifically engage and eliminate pathogenic B cells while sparing normal B cells. By harnessing the power of cell therapy, our technology has the potential to overcome the ability of these B cells to evade elimination and thus lead to durable responses. Our CAAR T platform is based on the foundation of established CAR T therapeutics, differing primarily in their use of the antigen rather than an antibody fragment to target pathogenic B cells. We believe our technology has broad applicability and we are building a portfolio of product candidates for B cell-mediated autoimmune diseases.

Background: CAR T Cells

Engineered T cell therapy is a type of immunotherapy in which human T cells are genetically modified to express specific receptors, enabling the T cells to recognize and eliminate pathogenic cells.

A key application of engineered cell therapy involves the use of CARs, which are engineered molecules that enable T cells to identify specific antigens present on the surface of diseased cells. When expressed on the patient’s T cells, the CAR directs the T cells to kill cells that express a particular antigen. These CAR-expressing T cells, or CAR T cells, can proliferate, generating memory CAR T cells.

Many companies are using CAR T technology to develop therapies for the treatment of B cell cancers. Several drug candidates have demonstrated clinical success, leading to the first FDA regulatory approvals of CAR T therapies for certain B cell cancers. In these B cell cancers, CAR T therapy has resulted in complete remission of disease in many patients, even in cancer patients with severe, refractory disease. Despite success in treating certain B cell cancers, we believe that CARs have not yet been developed or evaluated as a treatment option for other types of B cell-mediated autoimmune diseases in patients.

Our Technology: CAARs

Our CAAR T platform builds upon the scientific foundation of CARs to enable targeted B cell elimination in an autoimmune setting, which may lead to complete and durable remission of disease while sparing all other B cell populations that can provide beneficial immunity from infection.

The co-stimulatory domain and the signaling domain of both a CAR T cell and CAAR T cell carry out the same activation and cytotoxic functions once the engineered cell therapy engages a B cell. Our CAAR T cells differ from CAR T cells primarily in the extracellular targeting domain. Our CAAR T cells incorporate the relevant parts of the autoantigen that is subject to attack in autoimmune disease, as shown in the figure below.

Key differences between CAR T (left) vs. CAAR T therapy (right). A CAR T cell typically contains a signaling domain and a co-stimulatory domain and incorporates antibody fragments that recognize a specific antigen, such as CD19, which is present in both B cell leukemia cells and healthy B cells. In contrast, a CAAR T cell typically contains an antigen as its targeting domain rather than an antibody fragment. The antigen is recognized by the specific, pathogenic antibody along with the limited population of B cells that produce the antibody. The model CAAR T cell depicted here contains an identical signaling domain and a co-stimulatory domain. The primary difference between a CAR T cell and a CAAR T cell is the target domain expressed on the cell surface. The example shown demonstrates the pan-B cell ablation that happens when targeting the B cell lineage marker, CD19, and the highly selective pathogenic B cell targeting approach of CAAR T.

Potential Advantages of CAAR T Cell Therapy in B Cell-Mediated Autoimmune Diseases

In contrast to currently available therapies for B cell-mediated autoimmune diseases, based on observations of CAR T activity in refractory B cell cancers, we believe a single CAAR T treatment could potentially offer complete and durable remission of certain specific B cell-mediated autoimmune diseases while leaving the humoral, or bodily fluid, antibody-producing immune system intact. We believe our CAAR T cells can recognize the specific autoantibodies that are responsible for causing an underlying disease and kill the cells that express the autoantibodies on their surface. As a result, we believe CAAR T cell therapy used in B cell-mediated autoimmune disease has the potential for durable elimination of pathogenic B cells and an associated elimination of clinical recurrences with an improved adverse event, or tolerability, profile relative to the current standard of care.

Enhanced target specificity and preservation of humoral immune system

Preservation of the humoral immune system with CAAR T cell therapy represents a potentially meaningful benefit over existing CD19- or CD20-targeting methods for B cell ablation, as patients would be less susceptible to infection they may encounter after non-specific B cell elimination and would not require chronic in-hospital treatment with intravenous immunoglobulin, or IVIG, or other prophylactic therapies. Additionally, because self-reactive B cells make up only 0.01% to 1% of the normal B cell population, we believe the risk of on-target toxicity may be reduced compared to systemically immunosuppressive medications that non-specifically weaken the immune system. Continued use of these drugs poses significant risks, such as the potential for fatal infections due to the non-specific tempering of the immune system related to the complete depletion of CD20+ or CD19+ B cells.

Potential for complete, long-lasting elimination of pathogenic B cells

The current standard of care for B cell-mediated autoimmune disease displays limited and transient therapeutic benefit while also weakening the humoral immune system. We believe our CAAR T cells have the potential to eliminate the reactive, antibody-producing B cells that are ultimately responsible for disease, while sparing normal B cells. The curative potential of CAAR T cells would be consistent with clinical findings from use of CAR T products in B cell cancers and would be a significant improvement relative to the current standard of care for certain B cell-mediated autoimmune diseases.

While CAR T has demonstrated significant clinical success in B cell cancers, cancer cells employ a variety of mechanisms to evade detection by targeting immune cells, and antigen escape poses a significant risk of failure for CAR T cell treatment in oncology. Antigen escape in CAR T treatment occurs when the antigen that the CAR T cell targets is lost from the malignant cell. Clinically, this results in response rates that decline from an initial complete response level of about 80% to approximately 50% over a period of years.

We believe this risk of antigen escape is reduced in our setting as mechanisms to evade CAAR T therapy would involve B cell receptor down-regulation or mutation such that antigen specificity is lost. We believe that the implication of this is that the mutated B cell would no longer produce autoantibodies that recognize the antigen and therefore should no longer be pathogenic. We also believe that a single infusion of CAAR T cells has the potential for curative effects due to either complete ablation of pathogenic cells or production of memory CAAR T cells.

Our CABA Platform

Our team has developed our CABA platform to inform product candidate development from indication selection through preclinical studies. Using our CABA platform, our team has identified our highest priority target indications following a rigorous analysis of B cell-mediated autoimmune diseases. A deep understanding of the antigenic epitopes targeted in these diseases is required to design and construct a successful CAAR. Our scientific founders have studied B cell repertoires for many years in the context of PV. Their expertise is essential to provide insights and guidance regarding our portfolio of products. We leverage the experience and insight gained from the development of each product candidate to improve the efficiency of our CABA platform in evaluating additional potential product candidates.

Scientific, Clinical and Commercial Assessment

Through broad literature review and consultation with internal and external experts, we have identified and continue to monitor the universe of diseases where pathogenic B cells are implicated in disease pathophysiology. From this set of possible indications, our team then evaluates each disease based on numerous criteria, which include, but are not limited to:

Biologic Opportunity for Cure

•	the presence of the antibody is well established in patients with the clinical manifestations of the disease;
•	the identified antibody has been shown to be necessary and sufficient in causing clinical disease;
•	there is a correlation between antibody titer and disease activity;
•	B cell-depleting therapies are shown or believed to be effective in treating the disease;
•	the antibody repertoire has been or can be characterized for the disease;

Identifiable and Underserved Patient Populations

•	a routine and established antibody test exists or can be developed for diagnosis and biomarker assessment;
•	the clinical course and severity of the disease warrant a cellular therapy despite current standard of care;
•	products in development do not have the potential to materially improve outcomes versus the current standard of care;

Evaluation of Preclinical and Clinical Development Pathway

•	preclinical in vitro and in vivo models exist or can be developed; and
•	potential clinical trial designs and endpoints appear reasonable and achievable.

In addition to assessing the underlying biologic and clinical rationale for each potential target, we also assess commercial feasibility of CAAR T therapy in various B cell-mediated indications. As part of this assessment, we evaluate the direct lifetime drug and overall healthcare costs due to the burden from the disease, including the costs of managing potential adverse effects from existing standard of care compared to the potential CAAR T therapy.

We perform this rigorous and detailed conceptual analysis to enable us to be thorough and thoughtful before committing significant resources to a program. We believe this analysis allows us to prioritize and advance potential product candidates through the CABA platform with a higher degree of confidence and a higher probability of success.

Epitope Mapping

Epitope mapping involves identifying specific sites on the antigen that are responsible for binding to the antibody of interest. This step is required in order to facilitate an understanding of CAAR design and feasibility. An understanding of the locations of the key immunogenic epitopes on the antigen heavily informs the potential feasibility of a CAAR. With an understanding of these epitopes, we then leverage our cell therapy expertise to design the CAAR construct.

CAAR Construct / Design

Our scientists and collaborators design and create multiple CAAR constructs following completion of epitope mapping, which are tested against the antibody or antibodies of interest. The goal in CAAR design is to maximize the inclusion of known immunogenic epitopes on the antigen while also optimizing the size of the construct to improve the ability of the CAAR to bind to the antibody. Determining the location of antigen expression and if there are other antigens that may unintentionally cross-react with the CAAR will also inform CAAR design and feasibility. The size of the antigen will also determine whether a CAAR can be designed based on the size constraints of the delivery system. Once we have designed and developed optimal CAAR constructs, we test them in a variety of in vitro and in vivo studies.

In Vitro and In Vivo Testing

In vitro preclinical testing is focused on establishing the specificity and activity of the potential CAAR T cell product candidate against B cells expressing known pathogenic target antibodies. Specificity is evaluated against non-target membrane proteins that may be expressed on other cells, with specific focus against any proteins that are known to bind to the antigen presented on the CAAR. CAAR T function is tested in the presence and absence of soluble, or free, antibodies isolated from patients, since these antibodies may enhance or inhibit CAAR T cell function. Where relevant animal models exist, the CAAR T cell product candidate is tested in one or more models to address specific questions around safety and the ability of the potential product candidate to reduce disease activity in vivo.

Pipeline

We are developing a portfolio of CAAR T cell product candidates for the treatment of B cell-mediated autoimmune diseases. Our lead product candidate, DSG3-CAART, targets B cells that express pathogenic autoantibodies against the DSG3 protein, which cause mPV. The publication of the first in vivo evaluation of activity and toxicity of the candidate in an animal model was followed by additional preclinical studies to support our IND submission. Our IND was cleared by the FDA in September 2019 and DSG3-CAART was granted orphan drug designation for the treatment of PV by the FDA in January 2020. We plan to initiate our DesCAARTes™  Trial in 2020. Our next PV-directed product candidate, DSG3/1-CAART, targets B cells that give rise to pathogenic autoantibodies against either the DSG3 or DSG1 protein, which cause mcPV, and could address a broader PV population.

Our second product candidate, MuSK-CAART, targets B cells that give rise to pathogenic autoantibodies against the MuSK receptor in patients with MG. An additional product candidate, FVIII-CAART, targets B cells that produce alloantibodies against exogenous FVIII in Hemophilia A patients who consequently require repeated and increased exogenous FVIII administration. We are exploring additional CAAR T cell product candidates that will focus on patients with B cell-mediated autoimmune diseases with well-defined antibody targets.

Our Product Candidates

DSG3-CAART for Mucosal PV

Our lead product candidate, DSG3-CAART, is a CAAR T cell therapy expressing DSG3 antigen epitopes as the extracellular domain of a chimeric immunoreceptor, and is designed to enable specific cytotoxicity toward B cells with DSG3 autoantibody targeting abilities. We believe this strategy has the potential to enable direct elimination of DSG3 autoantibody memory B cells and indirect elimination of DSG3-specific short-lived plasma cells that produce the pathogenic autoantibodies.

Scientific, Clinical and Commercial Assessment

PV is a potentially fatal, chronic autoimmune disease characterized by acantholysis, which is the loss of adhesion between cells of the skin or mucous membranes. Desmosomes are a collection of proteins that provide the structure for epithelial cells to connect with each other. PV results when specific pathogenic autoantibodies disrupt desmosomes by targeting DSG3 and/or DSG1, which are proteins that are part of the desmosomes. These autoantibodies cause the upper layer of the epidermis to split away from its base resulting in characteristic erosions and blisters. Widespread damage to the skin and mucous membranes increases susceptibility to life-threatening systemic infections. PV has two major subtypes:

•	mPV—Characterized by DSG3 autoantibodies only, affecting only mucosal surfaces—accounts for approximately 25% of PV
•	mcPV—Characterized by DSG3 autoantibodies and DSG1 autoantibodies, affecting both mucosal and cutaneous surfaces—accounts for approximately 75% of PV

The presence of DSG-specific antibodies is 98% to 100% sensitive and specific in identifying patients with PV, and these antibodies have been deemed both necessary and sufficient to cause the disease. Thus, in the absence of DSG autoantibodies, PV generally does not occur. In mPV, patients will typically develop painful skin blisters on their mucosal membrane surface, including mouth, nose, throat, genitals, and other orifices, often leading to an inability to eat, drink and function normally. The pathogenic DSG3 autoantibody is made by a specific small number of aberrant B cells, which express the DSG3 autoantibody on their surface. An overview of mPV and mcPV is provided in the figure below.

Visual evidence of clinical manifestations of PV. (Left panel) Inside of cheek of a patient with mPV, showing sloughing mucosa and blistering. (Right panel) Back of a patient showing cutaneous skin blistering and sloughing in a patient with mcPV. Image credit: D@nderm.

Like most autoimmune diseases, the current standard of care for PV relies on general immune suppression, which is often transiently effective but can lead to severe infection, potentially resulting in hospitalization and death. First-line therapy for PV typically consists of corticosteroids in moderate to high doses in combination with the anti-CD20 monoclonal antibody rituximab where clinically appropriate. Second-line therapy focuses on the several systemically immunosuppressive medications such as mycophenolate, azathioprine and methotrexate. Additional options used in the acute setting with severe disease presentation include plasmapheresis, or infusions of intravenous immunoglobulin.

B cell depletion with rituximab was approved by the FDA for the treatment of PV in 2018 and is playing an increasing role as part of the standard of care because it has proven to be one of the more effective therapies for PV. However, data suggest that a significant number of patients treated with rituximab will relapse with or without chronic therapy. Despite its recent approval for use as an adjuvant therapy with corticosteroids in PV, rituximab has several limitations in terms of efficacy, safety and convenience. Rituximab treatment frequently results in relapse, which is reduced but still occurs despite chronic treatment every six months in PV. It does not specifically target the pathogenic B cells, but rather it depletes all CD20-expressing B cells, which leads to an ongoing risk of severe infection and death. As such, there remains not only an unmet medical need in PV, but also a need for safer therapies that can provide a reliable, durable and complete remission off of all other medications.

There are several emerging therapies also being developed for the treatment of PV, which are being evaluated in late-stage clinical trials. These therapies provide important alternative therapeutic options for patients; however, we believe based on early published data that these therapies are unlikely to be curative and do not specifically ablate autoantibody producing B cells.

Epitope Mapping

DSG3 consists of five extracellular cadherin, or EC, domains as shown schematically in the figure below. Since T cell activation depends on the intermembrane distance of the immunologic synapse, we tested different combinations of ECs for expression in primary human T cells using DSG3 fragments as the extracellular domain as shown in the figure below.

Image showing the naturally occurring DSG3 protein and the five EC domains. (B) The CAAR constructs that were evaluated in preclinical studies, containing the whole or subsets of the DSG3 protein. The transmembrane and intracellular signaling domains are identical to those in the CART19 studies published by Penn.

CAAR Construct / Design

The DSG3 EC1-5 CAAR was minimally functional, likely due to the extracellular domain being too large to enable CAAR function or aggregation of the CAAR on the T cell surface. The CAAR designs with either DSG3 EC1-3 or DSG3 EC1-4 showed interferon-gamma production after exposure to the target cells, demonstrating specific cytotoxic activity across targets. In addition, no cytokine production was detected after exposure to cells that did not express surface immunoglobulins or other non-target cells.

The DSG3 EC1-3 was not effective against one target cell known to bind to the DSG3 EC3-4 domain. Together, this data suggests that the DSG3 EC1-4 CAAR is the optimal construct to balance activity while retaining the ability to target locations of known pathogenic antibodies, as shown in the figures below.

Cytotoxicity assay to assess killing activity of DSG3 CAART. Negative control is a CAR T with an antibody fragment attached to the extracellular domain. * indicates construct that was selected for further development. E:T ratio = effector to target ratio.

In Vitro Studies

A variety of in vitro studies were conducted to evaluate DSG3-CAART from a preclinical activity and toxicity perspective. These studies included an evaluation of DSG3-CAART against proteins that are known to bind the DSG3 antigen, a screen of DSG3-CAART against an array of other membrane proteins and a set of studies designed to evaluate the potential effects of soluble DSG3 antibodies against DSG3-CAART. The results of these studies are summarized below.

Evaluation of DSG3-CAART reactivity against known DSG3 binding proteins. The DSG3 antigen presented on the extracellular domain of DSG3-CAART may naturally bind proteins in the body. These proteins may bind to and activate DSG3-CAART, potentially causing toxicity. The native binding proteins for DSG3 are the desmocollin proteins, which are important for cell adhesion in the skin and mucosa. We performed a variety of studies to test whether DSG3-CAART recognizes and activates the desmocollin proteins. Epithelial cells isolated from various primary organ systems that express some level of desmocollin proteins were screened. Potential DSG3-CAART activity was evaluated through the detection of cytokines released against each cell type and cytotoxicity. The data demonstrated an absence of inflammatory T cell cytokines after being exposed to these cells, indicating an absence of T cell activation. No cytotoxicity was detected except at very high, non-pharmacologically feasible doses. Collectively, we believe there is sufficient evidence to suggest that the DSG3 protein in the context of a CAAR does not meaningfully interact with desmocollin proteins.

Evaluation of DSG3-CAART off-target binding against membrane proteins. A membrane protein array was utilized to screen the DSG3-CAART extracellular domain against 5,300 membrane proteins, which encompass the approximate number of membrane proteins contained in the human genome. The confirmatory screen yielded no off-target signals, except for one weak signal against a protein that is known to bind to glycoproteins, and which was detected in both the test and control conditions. Further evaluation of this protein in cell-based assays indicated that DSG3-CAART does not recognize and activate against this protein.

Evaluation of the effect of soluble antibodies on DSG3-CAART function. We expect that circulating antibodies may prompt an active immune response against treatment with CAAR T cell therapy. These antibodies can induce proliferation of DSG3 CAAR T cells but may also neutralize the cells. In our preclinical in vitro studies, we observed that while DSG3 antibodies may have a variable effect on CAAR function, there was no systematic effect to enhance or reduce CAAR function. These dynamics were evaluated in a series of in vitro studies as follows:

•

Soluble DSG3 antibodies were added to CAAR T cell cytotoxicity assays, at a range of concentrations likely to be encountered in patients, to assess the impact on CAAR function. In all cases when the CAAR T cells were tested in the presence of soluble DSG3 antibodies, they retained their killing function. In addition, the presence of antibodies did not demonstrate a systematic effect to enhance or reduce the CAAR T cells’ cytotoxic ability. Therefore, we believe that removal of circulating soluble DSG3 antibodies from patients prior to infusions may not be necessary to enable potential benefit.

•

Monoclonal DSG3 antibodies with an enhancing effect were evaluated in combination with PV patient serum to assess their impact on DSG3 CAAR T cell division and stimulation of cytokine production. Monoclonal DSG3 antibodies were capable of inducing DSG3 CAAR T cell division and stimulated production of moderate levels of cytokine production, as measured by interferon gamma. Therefore, we believe the presence of DSG3 autoantibodies in patients may contribute to the DSG3 CAAR T cell population expansion post-infusion.

•

Antibodies purified from PV patients were added to DSG3 CAAR T cells at a range of concentrations known to commonly occur in patients in order to evaluate the extent to which patient serum may activate CAAR T cells. These antibodies induced a dose dependent increase in interferon gamma.

•

Off-target toxicity may also be seen due to antibody-mediated bridging of DSG3 CAAR T cell cytotoxicity against hematopoietic cells that express receptors designed to bind to antibodies, known as Fc receptors. To evaluate this, we loaded DSG3 antibodies onto cells expressing antibody-binding receptors, and evaluated the ability of DSG3 CAAR T cells to bind and activate against these targets in vitro. No evidence of cytotoxicity was observed, suggesting the potentially low risk of off-target killing mediated by this mechanism.

In Vivo Studies

To evaluate DSG3-CAART in vivo, four murine models were used. These models were designed to directly compare the potency of DSG3-CAART in comparison with CART19 cells; evaluate the potential for on-target skin toxicity; and measure the activity of DSG3-CAART in the presence of polyclonal soluble DSG3 antibodies.

•

Evaluation of potency of DSG3-CAART in a human B cell tumor line compared to CART19 cells. This B cell model contained genetically-modified B cells to express DSG3 antibodies on the cell surface in addition to luciferase, a bioluminescence marker, and allowed evaluation of DSG3-CAART’s ability to engage and kill B cells that express the pathogenic antibody. CART19 cells were used as a positive control in this model as the B cells express CD19 on their cell surface. In this model, DSG3-CAART was found to result in a similar reduction of B cells compared to the CART19 cells.

•

Evaluation of on-target skin toxicity mediated by DSG3-CAART. A human skin-xenografted model was used to evaluate the potential skin toxicity of DSG3-CAART by evaluating if the extracellular domain would react with desmocollin proteins, which are the known target for DSG3. These results were compared directly to a positive control CAR T expressing a DSG3 specific antibody as an extracellular domain. In this model, we observed the absence of skin toxicity mediated by the DSG3-CAART cells compared to the positive control, which did demonstrate skin toxicity.

•

Evaluation of DSG3-CAART in the presence of soluble antibodies. We also tested a model where mice have circulating DSG3 antibodies to mimic the situation in PV patients. In this model, the DSG3 antibodies have well-defined and different epitopes with varying affinities, which may reflect the potential breadth of B cell targets that could be encountered in PV patients. The mice were then treated with DSG3-CAART, which was compared to non-CAAR expressing T cells, or negative control CAR T cells. In this model, we observed amelioration of disease (see figure A below), reduction of DSG3 antibody titers (see figure B below), as well as control of the pathogenic B cells (see figure C below), by DSG3-CAART. In this model, DSG3-CAART also demonstrated dose-related activity, particularly in regard to reduction of serum autoantibodies, epithelial-bound autoantibodies (not shown in Figures) and DSG3-CAART engraftment, suggesting that higher DSG3-CAART doses may promote engraftment (see Figures D and E). We believe these results show the functional activity of DSG3-CAART in the presence of soluble antibody.

Histology showing DSG3 CAAR maintaining normal epithelial cell structure in treated animals.

OD450 is a proxy measure for anti-serum DSG3antibodies in the blood. * indicates statistically significant reduction in DSG3 serum antibody level in DSG3-CAART treated mice. P value is < 0.05. *** indicates statistically significant increase in DSG3 serum antibody level in the negative control CAR treated group. P value is < 0.001.

Total flux is a quantitative measure of cell bioluminescence, which approximates cell activity in this assay.

D

OD450 is a proxy measure for the level serum anti-DSG3 antibodies in the blood. Serum anti-DSG3 ELISA was performed on day 10 for all mice with remaining serum samples available, indicating that mice treated with the 3x107 and 1x107 DSG3-CAART dose effectively reduced serum anti-DSG3 IgG production compared to mice treated with NTD T-cells or the 3x106 DSG3-CAART dose.** indicates statistically significant reduction in DSG3 serum antibody level in DSG3-CAART treated mice. P value is < 0.01. * indicates statistically significant increase in DSG3 serum antibody level in the negative control CAR treated group. P value is < 0.05. ns indicates a non-significant difference.

Quantification by flow cytometry of CD3-positive T-cells in peripheral blood on day 10 and 17 is shown.  The data support dose-related DSG3-CAART engraftment based on increased CD3+ cells with increased DSG3-CAART dose.

•

Evaluation of DSG3-CAART in an active immune model. An exploratory active immune mouse model for PV was developed to better represent the human phenotype in autoimmune disease. This model involved generating anti-DSG3 B cells in a mouse without DSG3 by repeated immunization with human DSG3. Splenocytes containing anti-DSG3 B cells from the immunized mouse were transferred into an immunodeficient mouse to generate the PV phenotype. These mice produced DSG3 antibodies against multiple extracellular domains of the DSG3 antigen, including EC5, at physiologic levels comparable to those observed in PV patients. Treatment with DSG3 EC1-4 CAAR T cells, in the absence of preconditioning, effectively lowered serum DSG3 antibody levels by ELISA, reduced antibodies against relevant DSG3 domains by epitope mapping and reduced blistering by histology. These mice retained autoantibodies targeting the DSG3 EC5 region, though the mice did not show clinical manifestations of PV.

•	See figure F below for a schematic representation of the experiment.

F

Schematic representation of the PV active immune model. A DSG3 knockout mouse is immunized with DSG3 EC1-5. The knockout mouse develops antibodies against DSG3 across all EC domains. The splenocytes from the knockout mouse are transferred to an immunodeficient mouse where the DSG3 antibodies cause a clinical phenotype consistent with PV. Those mice are then treated with DSG3-CAART (EC1-4 domains only).

Clinical Development Plan

We submitted an IND to the FDA for a Phase 1 trial of DSG3-CAART in August 2019. The FDA accepted our IND for DSG3-CAART in September 2019 and granted orphan drug designation to DSG3-CAART for the treatment of PV in January 2020. Based on communications with the FDA, we expect that the DSG3-CAART trial will be designed as a Phase 1, open-label trial to assess the safety and tolerability of various dosing regimens of DSG3-CAART in the treatment of subjects with active mPV. DSG3-CAART will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells for the initial cohorts in the first phase. This dosing scheme is designed to reduce the potential risks associated with acute infusion-related toxicities while preserving potential benefit for subjects by allowing a total infused dose that we believe is large enough to be potentially therapeutic based on prior CAR T trials.

We expect that the Phase 1 trial will have three parts:

•	Part A: Fractionated dose escalation
•	Part B: Fractionation reduction at the selected dose
•	Part C: Expansion phase at the selected dose and administration scheme

In Part A, the split dose uses dose fractionation to accommodate a low number of cells in the first infusion while still advancing the dose within the cohort up towards and spanning the range of cell doses that have been therapeutic in past gene-engineered T cell therapy trials. In Part B, the dose selected from Part A will be delivered in a decreasing number of dose fractionations to determine the dose fractionation strategy. In Part C, subjects will be enrolled at the dose and fractionation, as determined in Part A and B, to generate additional safety and outcome data to support the rationale for and design of future clinical trials.

Patients are eligible to be enrolled if they have a confirmed diagnosis of mPV based on biopsy for histology and positive DSG3 ELISA; active disease at screening; elevated DSG3 by ELISA at screening; and previously been inadequately managed by, or refractory to, or relapsed after, or with contraindications to or intolerance of at least two prior systemic therapies. The primary objective of the trial is to evaluate the safety of DSG3-CAART cells, and secondary objectives include evaluating the initial signs of target engagement.

We believe the risk of cytokine release syndrome, or CRS, a potentially life-threatening toxicity that has been observed after treatment with some types of immunotherapy, may be reduced with our CAAR T cells, due to its correlation with target cell burdens. In the context of treating cancer, the target cell population consists of all B cells (healthy and cancerous), whereas our CAAR T cells only target the small subset of disease-causing reactive B cell population. While the possibility of cytokine release in a clinical trial resulting from strongly activating soluble antibody cannot be ruled out, to date we have not observed any evidence of it in preclinical studies.

The primary endpoint of the study is the incidence of adverse events within three months of DSG3-CAART infusion, including dose limiting toxicity defined as occurring within 28 days of infusion. The FDA has requested, and we have agreed, that we will share data from cohort A to inform a discussion on the optimal design of cohort C. According to FDA guidance, the submission of cohort A data is not gating to planned enrollment in cohort B and the FDA plans to provide feedback, if any, in a timely manner. In addition, we plan to report on acute tolerability data on no less than a cohort basis, which is defined to include adverse events within eight days following DSG3-CAART infusion. We believe the eight-day timeframe appropriately covers the period of time when one would expect the onset of CRS in most subjects. We also currently intend to communicate serious adverse events once we have sufficient understanding of the events, if they materially change timelines or the trial design.

We also expect to provide updates from time-to-time related to target engagement in subjects receiving DSG3-CAART typically only once data is available for a full cohort. Although possible but not expected in the lower dosing cohorts, we believe target engagement could be observed if DSG3 autoantibody titer falls within six months after DSG3-CAART infusion in addition to other parameters of engraftment and target engagement that will be monitored regularly. Clinical responses, including improvement or resolution of mucosal lesions and absence of new lesions will also be evaluated.

DSG3/1-CAART for mcPV

Scientific and Commercial Assessment

Our next PV product candidate, DSG3/1-CAART, is being designed to target DSG3 and/or DSG1 autoantibodies on pathogenic B cells that cause mcPV. mcPV is the most severe and most common subtype of PV and affects approximately 75% of PV patients. While mPV is caused by DSG3 autoantibodies, mcPV involves autoantibodies to both DSG3 and DSG1, resulting in the additional involvement of skin erosion and blistering. Similar to mPV, mcPV is typically treated with immune suppression, which has a high rate of relapse and potential for hospitalizations and fatal infections.

Epitope Mapping

DSG1 consists of five EC domains, with all known pathogenic epitopes occurring in the DSG1 EC1-4 domains. Similar to development of DSG3-CAART, we tested different combinations of DSG1 ECs for expression in primary human T cells using DSG1 fragments as the DSG1 EC domains. Given prior development of DSG3 CAAR, we leveraged those findings in the design of our DSG1 CAAR.

CAAR Construct / Design

We also tested multiple combinations of EC domains of DSG1 CAAR administered alone and in combination with the DSG3 EC1-4 CAAR to evaluate for cell-surface expression of the CAAR along with the potency and breadth of target cell killing. In this setting, the DSG1 EC1-4 CAAR showed robust and specific cytotoxicity towards all known pathogenic epitopes.

In Vitro Studies

CAAR development for mcPV, based on the targeting of DSG3- and/or DSG1-specific B cells, has shown promising preclinical results. DSG1 CAAR T cells specifically killed DSG1-specific B cells in vitro. In addition, we observed that with a 1:1 mixture of DSG3 and DSG1 CAAR T cells had killing capabilities without synergistic or antagonistic effect.

In Vivo Studies

The activity and toxicity of DSG3 and DSG1-CAAR T cells was evaluated using human skin xenografts in comparison with anti-CART19 cells, which are known from human clinical trials not to cause direct skin toxicity. A 1:1 mixture of DSG3 and DSG1 CAAR T cells did not show off-target toxicity in vivo.

Development Plan

From a regulatory and clinical trial design perspective, we anticipate that many of the elements incorporated into the planned DesCAARTesTM Trial will carry over to DSG3/1-CAART. We plan to evaluate the initial cohorts of patients from the planned DesCAARTesTM Trial to evaluate for safety and evidence of target engagement prior to proceeding with an IND submission for DSG3/1-CAART. We believe that, because mcPV is the most prevalent subset of PV and the patients are generally followed by the same subspecialists, it will allow for a wider patient pool eligible for a clinical trial. We anticipate the DSG3/1-CAART clinical trial protocol will have a significant amount of overlap with the DSG3-CAART protocol, but it will be informed by clinical data from the early cohorts in the DesCAARTesTM Trial. We further anticipate being able to use the same centers from the DesCAARTesTM Trial to enroll patients for the DSG3/1-CAART clinical trials.

We are currently evaluating advanced manufacturing technologies that would potentially allow us to administer DSG3/1-CAART as a single product rather than requiring separate administration. The size of the DSG3/1 product candidate will likely require us to incorporate additional technologies to accommodate the size of the final CAAR construct. An evaluation of potential technologies to achieve this objective is ongoing. Upon completing the evaluation of these manufacturing technologies, we expect to conduct additional in vitro and in vivo studies using the combined product. While a product that administers a DSG3 CAAR and DSG1 CAAR as two separate products may be feasible, we believe that there would be significant advantages to developing a combined product from a regulatory and commercial perspective.

MuSK-CAART for MuSK Myasthenia Gravis

Scientific, Clinical and Commercial Assessment

MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Generalized MG, or gMG, is characterized by profound muscle weakness throughout the body, resulting in motor impairment, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure.

gMG affects approximately 65,000 to 70,000 patients in the United States. The majority of patients who develop gMG have autoantibodies against some part of the NMJ that are known to be pathogenic. 80% to 90% of patients with gMG have autoantibodies against the acetylcholine receptor, or AchR, detectable in their serum. Approximately 6% to 7.5% of patients with gMG have autoantibodies against MuSK, which is a different target on the surface of the muscle membrane.

Patients diagnosed with MuSK MG have a different recommended treatment course compared to patients with AchR MG. Importantly, many patients with MuSK MG respond poorly to cholinesterase inhibitors, which are often the first line of therapy in AchR MG. In that setting, patients with MuSK MG are typically started on corticosteroids in addition to one or more steroid-sparing immunosuppressive agents. Corticosteroids are tapered to the extent possible to prevent disease relapse, though many remain dependent on corticosteroid despite concomitant treatment with immunosuppressive medications. In the acute setting, plasmapheresis or intravenous immunoglobulin may be used to address severe disease. Rituximab is often considered as a second-line therapeutic option in patients with an inadequate response to initial immunosuppressive medications. Importantly, complement is not thought to be meaningfully implicated in the pathophysiology of MuSK MG, and complement inhibitors are not indicated for treatment of disease.

Epitope Mapping

The MuSK protein has a similar structure and size as compared to DSG3. MuSK contains four extracellular domains, as shown below.

Figure illustrating the domains of the wild-type MuSK protein.

Studies conducted in patients with MuSK MG have revealed that the autoantibodies may be against epitopes located in each of the extracellular domains for MuSK.

CAAR Construct and Design

With an understanding that pathogenic autoantibody epitopes may target any domain of MuSK, multiple MuSK CAAR candidates have been engineered that incorporate all extracellular domains. Each CAAR construct is being or will be tested in preliminary in vitro and in vivo experiments.

Development Plan

The initial in vitro studies with our MuSK-CAART product candidate have been completed. These studies were followed by preliminary in vivo studies to evaluate toxicity of the MuSK-CAAR construct along with evaluation of target engagement. We presented data from preclinical in vitro studies evaluating MuSK-CAART activity at the American Neurological Association annual meeting in October 2019. At the conference, data was presented showing that MuSK CAAR T cells containing the native MuSK extracellular domain were able to specifically kill B cells expressing anti-MuSK antibodies that target different MuSK epitopes. Additionally, MuSK CAAR T cells did not demonstrate cytotoxicity toward cells expressing LRP4, which is a different protein in the neuromuscular junction that can bind with MuSK in certain configurations.

Data from our preliminary in vitro and in vivo studies of MuSK-CAART has been accepted for presentation at the American Academy of Neurology’s annual meeting in April 2020, but the meeting was subsequently cancelled due to the COVID-19 pandemic and an alternative venue for presentation has not yet been provided. The efficacy and safety of MuSK CAAR T cells were investigated using in vitro cytotoxicity assays, in vitro screens for off-target toxicity and a mouse model to evaluate the efficacy of human MuSK CAAR T cells against MuSK antibody expressing B cells in vivo. MuSK CAAR T cells demonstrated specific cytotoxicity toward a panel of MuSK antibody expressing B cells targeting different MuSK epitopes. Cytotoxicity toward cells expressing LRP4 was not observed. In the mouse model, MuSK CAAR T cells, but not non-transduced or control CAAR T cells, suppressed the expansion of MuSK antibody expressing B cells.

FVIII-CAART for Hemophilia A with Factor VIII Alloantibodies

While our CABA platform is primarily directed towards the treatment of B cell-mediated autoimmune diseases, we believe the approach may be applicable in other instances where B cell antibody production is implicated. Specifically, we have identified an opportunity to apply the CABA platform to develop potential CAAR adjunctive therapies in cases where the immune system has or produces antibodies against potential therapies, which is known as an alloimmune response. These alloantibodies can prevent a particular therapy from being delivered effectively because the therapy is degraded by the immune response due to alloantibody binding. We believe our approach has the potential to address the alloantibody response by specifically ablating the B cells responsible for producing the alloantibodies through a similar mechanism seen in autoimmune disease. With the alloantibody producing cells ablated, the treatment could then be provided.

Scientific, Clinical and Commercial Assessment

Hemophilia A is an X-linked bleeding disorder caused by mutations in the FVIII gene resulting in a deficiency of functional FVIII, a critical factor in blood coagulation. It affects about 1:5,000 male births. Severe Hemophilia A, where FVIII levels are less than 1% of normal, accounts for about 60% of all cases and is characterized by frequent spontaneous bleeds. Currently, Hemophilia A is treated with FVIII replacement via intravenous administration.

The main complication of FVIII replacement therapy is that 20% to 30% of patients with severe disease develop neutralizing alloantibodies against the FVIII protein. These alloantibodies decrease the levels of FVIII and at high titers, render attempts to replace or stimulate the production of FVIII ineffective. The risk of alloantibody development for patients with severe Hemophilia A is highest during their initial FVIII exposures. The standard treatment to reverse alloantibody formation consists of repeated high-dose infusions of FVIII, which has limited efficacy, a high cost and is difficult to titrate to an appropriate therapeutic level for the patient. We believe FVIII-

CAART could be effective in addressing patients with Hemophilia A who have developed FVIII antibodies that require repeated, high-dose administrations of FVIII.

Epitope Mapping

The following image depicts FVIII, which is a large glycoprotein consisting of six domains that interact with each other to form the full complex.

Studies conducted in patients with Hemophilia A have revealed that acquired FVIII alloantibodies following exogenous FVIII administration are typically directed against A2, C1 and C2 domains of FVIII.

CAAR Construct and Design

Preliminary FVIII CAAR and CAAR-like constructs have been engineered that target parts, but not all, of the FVIII domains. Dr. Milone, one of our scientific co-founders, has led the development of one such construct.

Development Plan

Internally, we are conducting additional studies to optimize our FVIII-CAART development. The focus of these studies will be to fully characterize any additional pathogenic epitopes and construct a FVIII-CAART that includes additional FVIII domains. Given the size of the FVIII protein, this will likely require us to incorporate additional technologies to reduce the size of the final CAAR construct. An evaluation of potential technologies to achieve this objective is ongoing.

Manufacturing

Manufacturing Strategy

We intend to implement a three-stage plan that we believe will ultimately enable us to achieve manufacturing independence. Part of our strategy relies on engaging non-profit and commercial suppliers early and in a staged manner. We believe partnering with proven and reputable manufacturing partners will allow us to efficiently deploy financial and personnel resources. Stage 1 of this plan is in place and utilizes the deep expertise in cell and vector manufacturing from our partners at Children’s Hospital of Philadelphia, or CHOP, and Penn. This includes early development work, support of the DSG3-CAART IND, and cell and vector product manufacturing for our DesCAARTesTM Trial. We believe these facilities will allow us to move efficiently into clinical trials but are not sufficient to support a commercial license.

Stage 2 of our plan is designed to engage partners who are qualified for manufacturing of vector at commercial grade and scale and cell therapy products. We are aware that changes in any manufacturing process or facility introduces regulatory and scientific risk to a development program, if the changes result in a product that is not comparable. We plan to mitigate these risks primarily in two ways:

1.

By securing contract development and manufacturing organizations, or CDMOs, partners during Stage 2 of our manufacturing strategy early on for both vector and cell manufacturing. We plan to prioritize potential partners who are qualified to, and have an established track record of, the commercial production of vector and cell products. We believe this allows us to make one change in our supply partners during an early period of clinical development to facilitate in vitro comparability testing and clinical validation, prior to controlled clinical studies.

2.

By licensing the cell manufacturing process used for our planned Phase 1 DSG3-CAART first-in-human study from Penn. We believe this will provide time to enable us to understand the process used in order to reduce the chance of changes that may impact comparability.

In addition to Stage 2, and contingent on sufficient clinical evidence from our planned DesCAARTesTM Trial, we are further planning to pursue Stage 3 in manufacturing supply. During Stage 3, we plan to build, qualify and run our own manufacturing facility. We believe this additional stage will enable full control of continuous improvement, product development and commercial supply for products arising from our CABA platform. Our Chief Executive Officer and Executive Vice President, Science and Technology have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities.

Vector Manufacturing

The lentiviral vector that we plan to use in the initial subjects in our Phase 1 clinical trial for DSG3-CAART was manufactured at CHOP. We have also reserved multiple vector manufacturing slots at Penn, which we may use in our DSG3-CAART or subsequent clinical trials. In parallel, we are engaging in development work with multiple CDMOs with a plan to secure production slots for vector which may be used in our DSG3-CAART or subsequent clinical trials. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.

Cell Manufacturing

We have entered into a collaboration with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn, to provide focused scientific, technical and regulatory support for CAAR T cell manufacture. CVPF is accredited by the Foundation for the Accreditation of Cellular Therapy and is capable of and experienced at supporting manufacture for early-phase clinical trials of novel cell therapy products in first-in-man clinical trials. We expect to rely upon CVPF to provide initial Phase 1 clinical trial drug supply for DSG3-CAART. Penn’s manufacturing process for DSG3-CAART is directly related to the process developed at Penn for early clinical trials of CART19, which subsequently became known commercially as Kymriah. The process was later transferred to Novartis Pharmaceuticals Corporation and further modified for the Kymriah program.

As we scale our manufacturing of DSG3-CAART and our other product candidates to meet our expected needs for further clinical trials, we may or may not rely on Penn, but we also expect to rely on CDMOs and other third parties for the manufacturing and processing of our clinical trial materials. Any CDMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need.

Once we have sufficient clinical data from subjects in our DSG3-CAART study, we intend to begin the process of engineering and then establishing our own commercial scale GMP-compliant manufacturing facility. We believe this will allow us to enhance supply chain control, increase supply capacity and help ensure clinical and commercial demand for our pipeline programs is met in the event that DSG3-CAART receives marketing approval. Informed by our experience in building cell therapy facilities and creating supply chains, we plan to develop a robust supply chain with alternative sources to maintain continuous supply. In parallel with these activities, we are evaluating and executing proof-of-concept studies to test advanced manufacturing and automation technologies to continuously improve the manufacturing process and meet commercial and scalability targets.

Commercialization

Our aim is to become a fully integrated cellular therapy company in order to improve the lives of patients with B cell-mediated autoimmune diseases. We have designed a strategic approach to move forward with our lead product candidate, DSG3-CAART, while at the same time having a number of product candidates in development. The product candidates from our CABA platform address clinical indications where there is a compelling opportunity to improve clinical outcomes in comparison with the current standard of care in an easily identified patient population. Our initial product candidates are focused on rare disease populations where we believe there is potential to commercialize independently. This is due to a concentration of treatment paradigms and limited but easily identified patient populations. Our plan is to focus commercialization and launch efforts initially in the United States, and eventually in the European Union and Asia-Pacific geographies.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as any novel therapies that may gain regulatory approval in the future.

Existing treatment options for PV are limited. Rituximab, marketed by Roche Holding AG, is the first drug to have received approval for PV in the United States in over 60 years. In Europe, the approved therapies for PV are corticosteroids, azathioprine and rituximab. Other standard of care treatments include various immunosuppressants, plasmapheresis, and intravenous immunoglobulin infusions given monthly or on another periodic chronic basis. Additionally, multiple biopharmaceutical companies have therapies in clinical development.

Competition in the MuSK MG autoimmune space is currently dominated by the current standard of care, rituximab. A second approved approach to treating patients is IVIG, which is available through CSL Behring LLC, Grifols, S.A., and Mitsubishi Tanabe Pharma Corporation. Additionally, multiple biopharmaceutical companies have therapies in clinical development.

Multiple therapies are approved or in development for the treatment of Hemophilia A patients who develop alloantibodies against FVIII. Standard of care is typically immune tolerance induction, or ITI, therapy with higher doses of FVIII. Available treatments for those who do not respond to ITI include anti-inhibitor coagulation complexes, recombinant factor VIIa, and bispecific factor IXa- and factor X-directed antibodies. Companies who market products or are developing product candidates within these categories of medicine include Catalyst Pharmaceuticals, Inc., Novo Nordisk A/S, OPKO Health, Inc., Roche Holding AG and Takeda Pharmaceutical Company.

We believe we are the first and only company developing CAAR T drug candidates for the treatment of B cell-mediated autoimmune diseases. However, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could attempt to leverage their expertise into B cell-mediated autoimmune disease-affected populations. We are aware of biotechnology companies that are exploring other methods of engineering T cells for the treatment of autoimmune conditions. In addition, some biotechnology companies are engineering red blood cells to incorporate self-antigens with the goal of tolerizing the immune system to treat autoimmune and alloimmune conditions.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Intellectual Property and Barriers to Entry

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover our product candidates and their use, as well as other inventions that are important to our business. In addition to patent protection, we also rely on know-how, confidentiality agreements, invention assignment agreements and trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants or certain other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and trade secrets related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

As of February 1, 2020, our patent estate (all of which has been in-licensed) included one issued U.S. patent, seven pending U.S. patent applications, and 14 pending foreign patent applications. See “—Our Material Agreements—Amended and Restated License Agreement with Penn.”

With regard to our DSG3-CAART and DSG3/1-CAART product candidates, we have one issued U.S. patent with claims directed to a genetically modified cell containing a chimeric autoantibody receptor containing an extracellular domain containing DSG3, DSG1 or fragments thereof, which is scheduled to expire in 2035, without taking a potential patent term extension into account. We also have four pending U.S. patent applications and counterpart patent applications pending in Canada, China and Europe, which if issued, would be expected to expire in 2035. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our MuSK-CAAR T cell product candidate, we have one pending U.S. patent application and one pending International, or PCT, patent application, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our FVIII-CAAR T cell product candidate, we have one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Japan, Hong Kong, Korea, Mexico, New Zealand, and Russia, which if issued, would be expected to expire in 2037. This patent family is co-owned by Penn and CHOP and is exclusively licensed to us in the field of the license.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering each of our product candidates may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on know-how and trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, to develop and maintain our proprietary position. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our know-how, trade secrets, and other proprietary information.

In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities, and market exclusivities. See “—Government Regulation” for additional information.

Our Material Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In July 2019, we entered into an amended and restated license agreement, or the License Agreement, with Penn and CHOP, collectively the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights of the Institution to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed-to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

Unless earlier terminated, the License Agreement will expire with respect to a product upon the later of (a) the expiration of the last to expire patent or patent application covering such product or (b) 10 years after the first commercial sale of such product. We may terminate the License Agreement in its entirety or on a subfield-by-subfield basis at any time for convenience upon a certain number of days’ prior written notice. Penn may terminate the License Agreement in its entirety or on a subfield-by-subfield basis for our uncured material breach, including for our failure to meet certain diligence obligations and milestone events. We, however, may extend the achievement date of any milestone event for an additional period of time by making a payment in a certain amount, subject to certain limitations in the number of times each event may be extended.

Penn maintains control of all filing, prosecution and maintenance of the Institutions’ patent rights licensed by us, and we are responsible for all ongoing patent costs during the term of the agreement. We also reimbursed Penn for its out-of-pocket expenses incurred prior to the effective date of the agreement with respect to the filing, prosecution and maintenance of the patent rights licensed by us. Under the terms of the License Agreement, we are also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne. See “—Sponsored Research Agreements with the Trustees of the University of Pennsylvania.”

Under the License Agreement, we must use commercially reasonable efforts to develop and commercialize a product in each subfield. During the term of the License Agreement until the first commercial sale of the first product, we are obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10,000. We are required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that we are able to successfully develop and launch multiple products under the License Agreement, total milestone payments could approach $20.0 million. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by us, our affiliates or our sublicensees that contain, use, embody, result from the use of or incorporate, or are covered by, the intellectual property licensed by us. To the extent we sublicense our license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. We have also entered into a subscription and technology transfer agreement with Penn, pursuant to which we owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties under this License Agreement. Technology transfer activities would be at our cost and subject to agreement as to the technology to be transferred.

Sponsored Research Agreements with Penn

Dr. Michael Milone

In April 2018, we entered into a Sponsored Research Agreement with Penn for the laboratory of Dr. Milone, or the Milone SRA, pursuant to which we agreed to sponsor certain research related to the development of (i) T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance and (ii) a clinical grade microfluidic device designed for single step selection and activation of T cells from blood samples to be conducted in Dr. Milone’s laboratory at Penn. Under the Milone SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. Unless earlier terminated, the Milone SRA will expire on April 23, 2021.

Dr. Aimee Payne

In April 2018, we entered into a Sponsored Research Agreement with Penn for the laboratory of Dr. Payne, or the Payne SRA, pursuant to which we agreed to sponsor certain research related to the development of T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance to be conducted in Dr. Payne’s laboratory at Penn. Under the Payne SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia, MG and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. Unless earlier terminated, the Payne SRA will expire on April 23, 2021.

We have committed to funding a defined research plan for three years through April 2021 under both the Milone SRA and Payne SRA. We have estimated the three-year cost of the two SRAs to be $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

Master Translational Research Services Agreement with Penn

In October 2018, we entered into a Master Translational Research Services Agreement with Penn, or the Services Agreement, pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice. The services encompassed by the Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the Services Agreement, including the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum and the CVPF Addendum. In addition, in July 2019 we entered into an Alliance Agreement with Penn, pursuant to which we will pay Penn a nominal annual fee in order for Penn to provide an adequate and consistent level of support to the services that it provides to us.

The CAROT Addendum

Under the CAROT Addendum, Penn manufactures vector that is then to be used by the CVPF in the manufacture of our product candidates. In the event that certain materials owned by Penn are incorporated into a product developed for us, Penn has agreed to grant us a limited license to use those materials. Further, Penn agreed to grant us an exclusive, paid-up, royalty-free, transferable, irrevocable, perpetual exclusive license to any deliverables produced under the CAROT Addendum, except with respect to certain technical information of Penn that is contained or incorporated in the deliverables, to which Penn agreed to grant us a limited nonexclusive license. However, any necessary technology transfer would be pursuant to the subscription and technology transfer agreement described above.

The CVPF Addendum

Under the CVPF Addendum, Penn conducts process validation studies and large-scale engineering runs for our product candidates. Under the CVPF Addendum, CVPF will contractually agree to manufacture agreed upon quantities of DSG3-CAART material for use in connection with our DesCAARTesTM Trial, unless the agreement is terminated by either party. Any necessary technology transfer would be pursuant to the subscription and technology transfer agreement described above.

Research Agreement with The Regents of the University of California

In October 2018, we entered into a Research Agreement, or the UC Agreement, with The Regents of the University of California, or the UC Regents, pursuant to which the UC Regents agreed to perform certain research projects relating to the toxicity and activity of MuSK CAAR T cells in various models of anti-MuSK MG, or the UC Research.

The UC Agreement provides that the UC Regents will own all rights to any intellectual property developed solely by UC Regents employees in conducting the UC Research, or developed solely by any of our employees that conduct the UC Research using the UC Regents’ facilities or resources. The UC Regents granted us an irrevocable, royalty-free, nonexclusive, worldwide, nontransferable, perpetual license to use this UC-owned intellectual property for internal research purposes only.

We and the UC Regents jointly own the rights to any intellectual property jointly developed by our employees and UC Regents employees in conducting the UC Research, provided that our employees did not use the UC Regents’ facilities or resources in the research. We were granted an option to acquire a non-exclusive or exclusive, worldwide, transferable license, including the right to sublicense, to make, use sell, offer for sale, import and otherwise exploit products embodying these joint inventions.

If we exercise our option with respect to certain intellectual property under the UC Agreement, any license we enter into will require us to diligently pursue timely commercial development and marketing of product candidates using such intellectual property, and will be subject to other terms and conditions to be negotiated at the time of entering into any such license. Unless earlier terminated, the term of the UC Agreement will expire on October 1, 2020.

Government Regulation

U.S. Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biological Product Development

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may result in delays to the conduct of a study, regulatory review and approval or subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license suspension or revocation, refusal to allow an applicant to proceed with clinical trials, imposition of a clinical hold, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations or penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our drug product candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations and standards;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug product candidate for its proposed indication;

•

submission to the FDA of a BLA, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality, purity and potency;

•	potential FDA audit of the preclinical trial sites and/or clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of the BLA prior to any commercial marketing or sale of the product in the United States.

The data required to support a BLA is generated in two distinct development stages: preclinical and clinical. The preclinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, as well as other information, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug product candidate at any time before or during clinical trials due to safety concerns, non-compliance, or other issues affecting the integrity of the trial. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the NIH Office of Biotechnology Activities, or the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guideline. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

The clinical stage of development involves the administration of the drug product candidate to healthy volunteers and patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action tolerability, adverse effects, and safety of the drug product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries, and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA. In certain instances, FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval trials are sometimes referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under Accelerated Approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the biologic, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated intervals based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as interim data suggesting a lack of efficacy. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate. Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug product candidate and, among other things, must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug product candidate does not undergo unacceptable deterioration over its shelf life.

BLA and FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling for the product and information about the manufacturing process and facilities that will be used to ensure product quality, results of analytical testing conducted on the chemistry of the drug product candidate, and other relevant information. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity, potency and efficacy, which is demonstrated by extensive preclinical and clinical testing. The application may include both negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. PDUFA also imposes an annual prescription drug product program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

Once a BLA has been accepted for filing, which occurs, if at all, sixty days after the BLA’s submission, the FDA’s goal is to review BLAs within 10 months of the filing date for standard review or six months of the filing date for priority review, if the application is for a product intended for a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval, and may require additional preclinical, clinical or other studies before it accepts the filing. Additionally, the review process is often significantly extended by FDA requests for additional information or clarification.

After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed drug product candidate is safe and effective for its intended use, and whether the drug product candidate is being manufactured in accordance with cGMP to assure and preserve the drug product candidate’s identity, strength, quality, purity and potency. The FDA may refer applications for novel drug product candidates or drug product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of a BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving a BLA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific populations, severities of allergies, and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess the product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or based on the results of post-market studies or surveillance programs. Additionally, post-approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval. Such post-approval requirements can be costly and time-consuming and can affect the potential market and profitability of the product.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity on the basis of greater effectiveness or safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product concurrently with, or at any time after, submission of an IND, and the FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Under the Fast Track designation, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review, or review within a six-month timeframe from the date a complete BLA is accepted for filing, if it has the potential to provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review.

Additionally, a product may be eligible for accelerated approval. An investigational drug may obtain accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions as it deems necessary to assure safe use of the drug, such as:

•	distribution restricted to certain facilities or physicians with special training or experience; or
•	distribution conditioned on the performance of specified medical procedures.

The limitations imposed would be commensurate with the specific safety concerns presented by the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Breakthrough Designation

A product can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug product candidate be designated as a breakthrough therapy concurrently with, or at any time after, the submission of an IND, and the FDA must determine if the drug product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

Accelerated Approval for Regenerative Medicine Advanced Therapies

As part of the 21st Century Cures Act, Congress amended the FDCA to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. The new program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that FDA designate a drug as a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A new drug application or BLA for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

Pediatric Trials

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

Post-Marketing Requirements

Following approval of a new product, a manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses.

Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

The FDA also may require post-approval testing, sometimes referred to as Phase 4 testing, REMS and post-marketing surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services (e.g., the Office of Inspector General, or OIG, and Office for Civil Rights), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with federal and state fraud and abuse laws, data privacy and security laws, transparency laws, and pricing and reimbursement requirements in connection with governmental payor programs, among others. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which was part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times, that the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. However, complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted twelve years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after first licensure. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. This does not include a supplement for the biological product or a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device, or strength, unless that change is a modification to the structure of the biological product and such modification changes its safety, purity, or potency. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which attaches to the twelve-year exclusivity period for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Pricing and Reimbursement

United States

Sales of our products will depend, in part, on the extent to which our products, once approved, will be covered and reimbursed by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a third-party payor will provide coverage for a drug product, including a biologic, typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

In order to secure coverage and reimbursement for any drug product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our drug product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by the U.S. Centers for Medicare and Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug product candidate or a decision by a third-party payor to not cover our drug product candidate could reduce physician usage of the drug product candidate and have a material adverse effect on our sales, results of operations and financial condition.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been approved. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures.

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations in the United States and our current and future arrangements with clinical investigators, healthcare providers, consultants, third-party payors and patients may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act, and HIPAA.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off- label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

HIPAA created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource- consuming and can divert a company’s attention from the business.

Current and Future Legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

1.

made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on average manufacturer price, or AMP, on most branded prescription drugs and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP;

2.

imposed a requirement on manufacturers of branded drugs to provide a 50% point-of-sale discount (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

3.	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
4.	expanded the entities eligible for discounts under the 340B Drug Discount Program;
5.	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
6.

imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and

7.

established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2019.

Various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, and we cannot predict what affect further changes to the ACA would have on our business.

Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While most of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through 2029 unless additional congressional action is taken. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

On May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions that we may in the future select governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we would need to obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit an MAA. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the European Union, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Employees

As of December 31, 2019, we had 22 employees, 21 of whom were full-time. Of those, 16 were engaged in research and development activities. All company employees are located in Philadelphia, PA, or the surrounding area. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History and Trademarks

We were incorporated under the laws of the State of Delaware in April 2017 under the name Tycho Therapeutics, Inc. In August 2018, our corporate name was changed to Cabaletta Bio, Inc. Our principal executive offices are located at 2929 Arch Street, Suite 600, Philadelphia, PA 19104 and our telephone number is (267) 759-3100. Our website address is www.cabalettabio.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

We view our operations and measure our business as one reportable segment. All of the Company's tangible assets are held in the United States. Refer to Note 2, Summary of Significant Accounting Policies, to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website located at www.cabalettabio.com as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.cabalettabio.com, under the heading “Investors & Media.”

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

Risks Related to Our Business, Technology and Industry

We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We plan to initiate our DesCAARTesTM Trial in 2020. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

Cellular therapies, including our engineered CAAR T product candidates, represent a novel approach to the treatment of B cell-mediated autoimmune diseases, which creates significant challenges for us. Negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

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

In addition, two of our current product candidates, DSG3/1-CAART and FVIII-CAART, and certain of our future product candidates may require introducing large transgenes into T cells, and lentiviral vectors may have too limited a genome capacity to accomplish this process. We currently use lentiviral vector transduction for transgene delivery. However, lentiviral vectors have a limited genome capacity that restricts the size of the transgene that can be delivered using this vector system. For example, designing a lentiviral vector that will have sufficient capacity to introduce DSG3 CAAR and DSG1 CAAR together into T cells may not be possible. In addition to reducing lentiviral vector titers that may substantially increase the cost of gene transfer, it may be entirely unsuccessful, thus necessitating use of alternative strategies for transfer of these larger transgenes into T cells.

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

Although we plan to infuse DSG3-CAART without preconditioning initially in our planned DesCAARTesTM Trial, we may in the future use a preconditioning regimen for our CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

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

Our IND was cleared in September 2019, and we plan to initiate our DesCAARTesTM Trial in 2020. DSG3-CAART has only been administered in murine models to date, and such results may not be predictive of the results of our planned clinical trial or any future clinical trials. Because DSG3-CAART is the first product candidate that we plan to test in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we do not intend to use pre-infusion lymphodepletion or other preconditioning regimen initially in our planned Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

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

Based on a pre-IND interaction with the FDA, we expect our initial clinical trial for our lead product candidate will be open-label. From time to time, we may publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additionally, we expect that in our planned DesCAARTesTM Trial, the product candidate will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells. Because of the fractionated-dose infusion scheme, if we release topline results from our planned Phase 1 clinical trial, they may differ from the final data we observe once all dose levels have been administered within the initial cohort.

As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from planned interim analyses in our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned preclinical studies and clinical trials will begin or be completed on time, if at all. Any clinical trial that we conduct, including our planned DesCAARTesTM Trial, will require significant financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. For example, the coordination of the clinical trial sites for our DesCAARTesTM Trial will be conducted by a CRO. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays and expenses that are outside of our control.

We may not be able to file INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We submitted an IND to the FDA to initiate a clinical trial of DSG3-CAART targeting mPV in August 2019, which was cleared by the FDA in September 2019. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that would cause us or the FDA to suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Since the number of patients that we plan to dose in our planned DesCAARTesTM Trial is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In our planned DesCAARTesTM Trial, we plan to evaluate the toxicity profile of DSG3-CAART and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our planned DesCAARTesTM Trial, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1 clinical trial.

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

As of December 31, 2019, we had 21 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

In addition, if our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, treatment centers or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently licensed rights to the patents underlying our product candidates and plan to initiate our DesCAARTesTM Trial in 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2019 and 2018, we recorded net losses of $16.9 million and $12.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $33.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We were incorporated in 2017 and initially acquired rights to license certain patent rights Penn in August 2018. We are early in our development efforts, have a limited operating history and are subject to the risks inherent to any newly-formed organization, including, among others, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures.

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

We currently do not have in-house resources sufficient to enable our chimeric autoantibody receptor, or CAAR, T cell platform. We are reliant on several manufacturing and support services from Penn through a Master Translational Research Services Agreement, or the Services Agreement, as well as certain research and development and general and administrative services through two sponsored research agreements. We also rely on Penn for access to key technologies for current manufacturing of our product candidates. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

We have not generated any revenue from our product candidates and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We plan to initiate our DesCAARTesTM Trial, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in 2020. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, and FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our planned DesCAARTesTM Trial, our initial in vitro studies and expected in vivo studies of MuSK-CAART, and our planned studies for DSG3/1-CAART as well as research and development, preclinical studies and clinical trials for FVIII-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents to be sufficient to fund our operations through completion of Part A Dose Escalation of our planned Phase 1 clinical trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of December 31, 2019, we had approximately $136.2 million of cash and cash equivalents. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents will be sufficient to fund our operations through at least the third quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan automatically increased on January 1, 2020 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We may become subject to claims that we are infringing certain third-party patents or other third-party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material adverse effect on our business.

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on our collaborator, Penn, pursuant to the terms of the Services Agreement, to enroll patients and conduct the DesCAARTesTM Trial at the first clinical trial site, to be located at Penn, in a timely and appropriate manner. If Penn does not conduct the trial on the timeline we expect or otherwise fails to support the trial, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CDMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

In August 2018, we entered into a License Agreement with Penn and the Children’s Hospital of Philadelphia, or CHOP, which was amended and restated in July 2019, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans.

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

Risks Related to Manufacturing and Supply

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM Trial. We have also reserved additional vector manufacturing capacity at Penn and we have engaged other CDMOs to evaluate their potential capabilities and capacity for additional supply. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

Even though we may apply for orphan drug designation for our product candidates, we may not be able to obtain orphan drug marketing exclusivity.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris (PV). We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

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

Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors, and reduce the willingness of physicians to use our product candidates.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, in 2016, the United Kingdom referendum on its membership in the EU resulted in a majority of the United Kingdom voters voting to exit the EU, often referred to as Brexit. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

The collection and processing of personal data – including health data – is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU or monitors the behavior of individuals within the European Union. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the European Union, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Our clinical trial activity conducted within the member states of the European Union is regulated by the GDPR. In addition, we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Furthermore, the current main data transfer mechanisms (Privacy Shield and Standard Contractual Clauses) are the subject of a legal challenge before the European Court of Justice, raising the possibility of future uncertainty about mechanisms that may be used to legitimize cross-border transfers of personal data. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. Enforcement uncertainty and the costs associated with ensuring GDPR compliance be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

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

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of internet service providers, third-party web hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We also do not have control over the operations of the facilities of our cloud service providers and our third-party web hosting providers, and they also may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;

•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of B cell-mediated autoimmune diseases;
•	actual or anticipated variations in annual or quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

We are an emerging growth company and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million, or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. Consequently, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 6,409,519 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 27% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 32% of the voting power of our outstanding common stock following the completion of our initial public offering. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the Securities Act) or the Securities Exchange Act of 1934. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We recognize that the forum selection clause in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

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

Changes in tax laws could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA included, among other things, a reduction of the corporate tax rate from a top marginal tax rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of annual taxable income for losses arising in taxable years beginning after December 31, 2017 and an elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) and the modification and repeal of many business deductions and credits, including the reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.” Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. Prospective investors in our common stock should consult with their legal and tax advisors with respect to potential changes in tax laws and the tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal, state and local net operating loss carryforwards of $17.5 million, $19.2 million and $10.1 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses expire in 2039. Approximately $17.2 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under the TCJA, net operating loss carryforwards generated in taxable years ending after December 31, 2017 will not be subject to expiration. However, any NOLs generated in taxable years beginning after December 31, 2017 may only offset 80% of our annual taxable income.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as our manufacturing partner Penn, are located.  The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition.  Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Philadelphia, PA, where we lease 7,672 square feet of office, research and development space subject to a lease agreement that is in effect through 2022. We expect to expand to a new space in 2022 that will both be adequate for near-term needs in addition to providing additional space to grow. We feel that suitable additional research and development, laboratory and manufacturing space should be available in the region on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on The Nasdaq Global Select Market under the symbol “CABA”. Trading of our common stock commenced on October 25, 2019, in connection with our initial public offering, or IPO. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of March 20, 2020, we had approximately 27 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, then applicable contractual restrictions and any other factors deemed relevant by our board of directors. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plan

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock, shares of our preferred stock issued, and stock options granted and exercised by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act or the Securities and Exchange Commission, under which exemption from registration was claimed. The information presented in this Item 5 gives effect to a 1-for-1.5 reverse stock split, which became effective on October 16, 2019.

Issuances of Capital Stock

In January 2019, we issued and sold an aggregate of 6,963,788 shares of our Series B preferred stock to investors for aggregate consideration of approximately $50.0 million. In addition, we issued a further 1,405,332 shares of Series B Preferred Stock in exchange for 1,405,332 shares of Series A-2 Preferred Stock.

No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Grants and Exercises of Stock Options under Equity Plans

During the period covered by this Form 10-K, we granted options to purchase an aggregate of 988,058 shares of common stock, with exercise prices ranging from $4.23 to $9.54 per share, to directors, employees and consultants pursuant to our 2018 Stock Option and Grant Plan, as amended (the “2018 Plan”). In 2019, 5,667, shares of common stock were issued upon the exercise of stock options pursuant to the 2018 Plan.

During the period covered by this Form 10-K, we granted options to purchase an aggregate of 352,781 shares of common stock, with exercise prices ranging from $7.88 to $11.00 per share, to directors, employees and consultants pursuant to our 2019 Stock Option and Grant Plan, as amended (the “2019 Plan”). In 2019, no shares of common stock were issued upon the exercise of stock options pursuant to the 2019 Plan.

No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from the Initial Public Offering

On October 29, 2019, we closed our initial public offering, or IPO, in which we issued and sold 7,275,501 shares of common stock at a public offering price of $11.00 per share, including 475,501 shares of common stock at a price of $11.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-234017), which was declared effective by the SEC on October 24, 2019. Morgan Stanley & Co. LLC, Cowen and Company and Evercore Group L.L.C. acted as joint book-running managers for the offering.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, were approximately $71.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $3.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our research and development, the status of and results from non-clinical studies or clinical trials we may commence in the future, as well as any collaborations that we may enter into with third parties for our product candidates or strategic opportunities that become available to us, and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from this offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. As of December 31, 2019, we have not used any of the net proceeds from our initial public offering.

Item 6. Selected Financial Data.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Selected Financial Information” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for B cell-mediated autoimmune diseases. Our proprietary technology utilizes CAAR T cells that are designed to selectively bind and eliminate B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on or CAR T cell technology that has been successfully developed and is marketed for the treatment of B cell cancers. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, reviewed and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the Trustees of the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is on pemphigus vulgaris, or PV, which is an autoimmune blistering skin disease. We submitted an IND to the FDA in August 2019. Our IND was cleared in September 2019, and we plan to initiate our DesCAARTesTM Trial in 2020. In January 2020, the FDA granted DSG3-CAART orphan drug designation for the treatment of PV. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, mucocutaneous PV, or mcPV, and Hemophilia A with FVIII alloantibodies.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of December 31, 2019, we had $136.2 million in cash and cash equivalents.

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In August 2018, we entered into a license agreement with Penn, which was amended and restated in July 2019 to include the Children’s Hospital of Philadelphia, or CHOP, collectively, the Institutions, and collectively with such amendment, the License Agreement, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of the Institutions’ intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

Unless earlier terminated, the License Agreement will expire with respect to a product upon the later of (a) the expiration of the last to expire patent or patent application covering such product or (b) 10 years after the first commercial sale of such product. We may terminate the License Agreement in its entirety or on a subfield-by-subfield basis at any time for convenience upon a certain number of days’ prior written notice. Penn may terminate the License Agreement in its entirety or on a subfield-by-subfield basis for our uncured material breach, including for our failure to meet certain diligence obligations and milestone events. We, however, may extend the achievement date of any milestone event for an additional period of time by making a payment in a certain amount, subject to certain limitations in the number of times each event may be extended.

Sponsored Research Agreements

We have two sponsored research agreements with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. Under these agreements, we are committed to funding a defined research plan for three years through April 2021. The total estimated three-year cost of the two agreements is $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

Master Translational Research Services Agreement

In October 2018, we entered into a services agreement with Penn, or the Services Agreement, pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services. The research and development activities are detailed in Penn organization-specific addenda that are separately executed. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement.

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

Operating Expenses

Research and Development

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with consultants, third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	licensing fees for intellectual property and know-how;

•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•	laboratory supplies and equipment used for internal research and development activities.

We have not reported program costs since inception because historically we have not tracked or recorded our research and development expenses on a pre-clinical program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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
•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) outbreak or similar public health crisis;

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

Other Income and (Expense)

Our other income and (expense) includes (i) interest income earned on money-market fund cash equivalents; and (ii) fair value adjustments on convertible notes for which we have elected the fair value option of accounting.

Results of Operations for the years ended December 31, 2019 and 2018

The following sets forth our results of operations:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$11,671	$4,467	$7,204
General and administrative	7,012	1,726	5,286
Total operating expenses	18,683	6,193	12,490
Loss from operations	(18,683)	(6,193)	(12,490)
Other income and (expense):
Interest income	1,740	235	1,505
Fair value adjustments on convertible notes	—	(6,244)	6,244
Net loss	$(16,943)	$(12,202)	$(4,741)

Research and Development Expenses

Research and development expenses were $11.7 million for the year ended December 31, 2019 as compared to $4.5 million for the year ended December 31, 2018. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Sponsored research activities	$2,228	$1,985	$243
License of intellectual property and subscription fee	292	1,155	(863)
Manufacturing of preclinical and clinical supplies	2,686	722	1,964
Clinical trials	441	—	441
Personnel	4,006	541	3,465
Development services	1,796	54	1,742
Other	222	10	212
	$11,671	$4,467	$7,204

Specific changes in our research and development expenses period-on-period include a:

•	$3.5 million increase in personnel costs due to the hiring of additional research and development staff during 2019, including $0.8 million of stock-based compensation expense;
•	$2.0 million increase for manufacturing of preclinical and clinical supplies in anticipation of the planned DesCAARTesTM Trial;
•	$1.7 million increase in development services from the commencement of preclinical research;
•	$0.4 million increase in clinical trial work from the initial start-up costs of the planned DesCAARTesTM Trial; and
•	$0.9 million decrease for intellectual property license expense principally resulting from the one-time license fee in September 2018.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the year ended December 31, 2019 as compared to $1.7 million for the year ended December 31, 2018. The increase of $5.3 million in our general and administrative expenses period-on-period includes:

•	$2.8 million additional personnel costs due to the hiring of additional general and administrative employees in 2019, including an increase of $0.8 million of stock-based compensation expense;
•	$1.1 million of additional services, including legal, audit and accounting, public relations, recruiting and other consulting fees; and
•	$1.4 million increase in other general and administrative expenses including rent, insurance and other costs associated with being a public company.

Other Income and (Expense)

Interest income has increased $1.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 due to our higher balance of cash and cash equivalents as a result of proceeds received from our issuances of our convertible notes in May 2018, convertible preferred stock in October 2018 and January 2019 and common stock in October 2019. Other expense of $6.2 million for the year ended December 31, 2018 is comprised of fair value adjustments to our convertible notes.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2019, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of December 31, 2019, we had $136.2 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2019, we had an accumulated deficit of $33.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) outbreak or similar public health crisis;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing of any cash milestone payments if we successfully achieve certain predetermined milestones;
•

the cost of manufacturing our lead product candidate or any future product candidates and any products we successfully commercialize, including costs associated with building-out our manufacturing capabilities;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,045)	$(4,661)
Investing activities	(693)	—
Financing activities	119,925	37,677
Net increase in cash and cash equivalents	$103,187	$33,016

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

During the year ended December 31, 2019, cash used in operating activities of $16.0 million was attributable to our net loss of $16.9 million, increased by the net change of $1.5 million in our net operating assets and liabilities and offset by non-cash charges of $2.4 million for stock-based compensation charges and depreciation.

During the year ended December 31, 2018, cash used in operating activities of $4.7 million was attributable to our net loss of $12.2 million, increased by the net change of $0.5 million in our net operating assets and liabilities and offset by non-cash charges of $8.0 million for changes in fair value of our convertible notes, common stock issued for the Penn license and stock-based compensation charges.

Investing Activities

During the year ended December 31, 2019, we used $0.7 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. We had no investing activities during the year ended December 31, 2018.

Financing Activities

During the year ended December 31, 2019, cash provided by financing activities of $119.9 million was attributable to $48.7 million of net proceeds upon the issuance of Series B convertible preferred stock in January 2019 and $71.2 million of net proceeds from the issuance of common stock in our initial public offering in October 2019.

During the year ended December 31, 2018, cash provided by financing activities of $37.7 million was comprised of $12.5 million of proceeds upon the issuance of convertible notes in May 2018, $12.6 million of proceeds on the milestone closing of the convertible notes and issuance of our Series A-1 convertible preferred stock in October 2018, and $12.6 million net proceeds upon the issuance of our Series A convertible preferred stock in October 2018.

Contractual Obligations and Commitments

In February 2019, we entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $0.3 million, and such amount will increase by 2% annually on each anniversary of the commencement date.

Our commitments include:

•

The License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2019, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. We are also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of Drs. Payne and Milone.

Under the License Agreement, we must use commercially reasonable efforts to develop and commercialize a product in each subfield. During the term of the License Agreement until the first commercial sale of the first product, we are obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10,000. We are required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that we are able to successfully develop and launch multiple products under the License Agreement, total milestone payments could approach $20.0 million. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by us or our sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by us. To the extent we sublicense our license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. We have also entered into a subscription and technology transfer agreement with Penn, pursuant to which we owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on net sales of products, a portion of which will be credited toward milestone payments and royalties under this License Agreement. Technology transfer activities would be at our cost and subject to agreement as to the technology to be transferred.

•

Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. We may incur up to $900 through the remaining term of the Addendum in 2020 related to the manufacture of vector under the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, addendum.

•	Sponsored Research Agreements. We have two sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders Drs. Payne and Milone. Under the SRAs, we have committed to funding a defined research plan for three years through April 2021. We have estimated the three-year cost of the two SRAs to be $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

•	Manufacturing agreements. Under agreement with a manufacturer, we are progressing a staged plan for vector development and may incur up to $1,300 in committed spend.
•

Other Purchase Commitments. In the normal course of business, we enter into various purchase commitments with third-party contract manufacturers for the manufacture and processing of our product candidates and related raw materials, contracts with contract research organizations for clinical trials and agreements with vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation other than for costs already incurred.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include activities under the License Agreement, the conduct of sponsored research, preclinical studies and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations.

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

Black-Scholes requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Fair Value of Common Stock—Historically, for all periods prior to our initial public offering in October 2019, the fair value of the shares of common stock underlying our stock-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

•

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

•

Expected Volatility— As a privately held company historically, the Company has limited trading history for its common stock and, as such, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the assumptions used in Black-Scholes, the amount of stock-based compensation expense we recognize in our financial statements includes stock option forfeitures as they occurred.

Determination of the Fair Value of Convertible Notes

We have elected the fair value option for the accounting for our convertible notes issued in 2018. Fair value adjustments to the convertible notes are included in our other income and (expenses). The fair value of the initial closing of our convertible notes in May 2018 was determined to be equal to the proceeds of $12.5 million on issuance. The fair value of the convertible notes on conversion and of the milestone-based closing in October 2018 was determined to be equal to the value of our Series A-1 convertible preferred stock and Series A-2 convertible preferred stock into which the convertible notes were converted, which was determined to be $3.39 per share of Series A-1 convertible preferred stock and Series A-2 convertible preferred stock, using an OPM framework and utilized the back-solve method for inferring and allocating the equity value predicated on the concurrent sale of Series A convertible preferred stock. This method was selected as we concluded that the sale of the Series A convertible preferred stock was an arm’s-length transaction. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. The OPM allocation of total equity value was determined with reference to a recent financing transaction and we assumed a 71% volatility rate, a 1.3-year estimated term and a probability weighted average discount for lack of marketability of 35%. All outstanding convertible notes converted to convertible preferred stock in October 2018. There were no convertible notes outstanding as of December 31, 2019 and 2018.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance was effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. We will adopt Topic 842 for our annual period ending December 31, 2021, and we have yet to evaluate the effect that ASU 2016-02 will have on our financial statements or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $136.2 million as of December 31, 2019. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices of financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2019

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investors.cabalettabio.com/corporate-governance/governance-highlights.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and , to the extent required by the listing standards of The Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018

Philadelphia, Pennsylvania

March 30, 2020

CABALETTA BIO, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$136,204	$33,017
Prepaid expenses and other current assets	4,348	977
Total current assets	140,552	33,994
Property, plant and equipment, net	815	—
Other assets	101	—
Deferred offering costs	—	180
Total Assets	$141,468	$34,174
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$920	$603
Accrued and other current liabilities	2,227	340
Total current liabilities	3,147	943
Commitments and contingencies (see Note 7)

Convertible preferred stock:
Series A, A-1 and A-2 convertible preferred stock, $0.00001 par value: no shares and 12,393,497 shares authorized as of December 31, 2019 and 2018, respectively; no and 12,393,047 shares issued and outstanding at December 31, 2019 and 2018 respectively; aggregate liquidation preference of $38,256 at December 31, 2018	—	43,921
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value: 10,000,000 and no shares authorized as of December 31, 2019 and 2018, respectively; no shares issued or outstanding at December 31, 2019 and 2018, respectively	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (voting 143,590,481 shares and non-voting 6,409,519 shares) and 21,147,115 (voting) shares authorized as of December 31, 2019 and 2018, respectively; 24,034,022 (voting 17,624,503 shares and non-voting 6,409,519 shares) and 3,848,320 (voting) shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	171,280	1,762
Accumulated deficit	(32,959)	(12,452)
Total stockholders’ equity (deficit)	138,321	(10,690)
Total liabilities convertible preferred stock and stockholders’ equity (deficit)	$141,468	$34,174

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$11,671	$4,467
General and administrative	7,012	1,726
Total operating expenses	18,683	6,193
Loss from operations	(18,683)	(6,193)
Other income (expense):
Interest income	1,740	235
Fair value adjustments on convertible notes	—	(6,244)
Net loss	(16,943)	(12,202)
Deemed dividend	(5,326)	—
Net loss attributable to common stockholders	$(22,269)	$(12,202)
Net loss per voting and non-voting share, basic and diluted	$(4.07)	$(6.87)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2017	—	—	—	—	3,333,332	—	1	(250)	(249)
Issuance of common stock in connection with license agreement	—	—	—	—	481,318	—	1,155	—	1,155
Issuance of common stock	—	—	—	—	33,670	—	—	—	—
Issuance of convertible preferred stock upon conversion of convertible notes	4,693,044	15,910	—	—	—	—	—	—	—
Issuance of convertible preferred stock upon milestone closing of convertible notes	4,553,452	15,436	—	—	—	—	—	—	—
Issuance of convertible preferred stock, net of issuance costs of $169	3,146,551	12,575	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	606	—	606
Net loss	—	—	—	—	—	—	—	(12,202)	(12,202)
Balance—December 31, 2018	12,393,047	43,921	—	—	3,848,320	—	1,762	(12,452)	(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—	—	—
Issuance of common stock upon completion of initial public offering, net of issuance costs of $3,408	—	—	—	—	7,275,501	—	71,020	—	71,020
Issuance of common stock in connection with exercise of stock options			—	—	5,667	—	6	—	6
Exchange of convertible preferred stock including deemed dividend	—	5,326	—	—	—	—	(1,762)	(3,564)	(5,326)
Conversion of convertible preferred stock into common stock on a 1.5 for 1 basis	(19,356,835)	(97,954)	—	—	12,904,534	—	97,954	—	97,954
Stock-based compensation	—	—	—	—	—	—	2,300	—	2,300
Net loss	—	—	—	—	—	—	—	(16,943)	(16,943)
Balance—December 31, 2019	—	$—	—	$—	24,034,022	$—	$171,280	$(32,959)	$138,321

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,943)	$(12,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,300	606
Depreciation	104	—
Change in fair value of convertible notes	—	6,244
Common stock issued in exchange for research and development	—	1,155
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,372)	(977)
Deposits	(101)
Accounts payable	246	234
Accrued and other current liabilities	1,721	279
Net cash used in operating activities	(16,045)	(4,661)
Cash flows from investing activities:
Purchases of property and equipment	(693)	—
Net cash used in investing activities	(693)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	71,212	—
Proceeds from issuance of convertible notes	—	12,535
Proceeds from issuance of convertible preferred stock on milestone closing of convertible notes	—	12,567
Proceeds from issuance of convertible preferred stock	50,000	12,744
Issuance costs of convertible preferred stock	(1,293)	(169)
Proceeds from issuance of common stock in connection with the exercise of stock options	6	—
Net cash provided by financing activities	119,925	37,677
Net increase in cash and cash equivalents	103,187	33,016
Cash and cash equivalents—beginning of year	33,017	1
Cash and cash equivalents—end of year	$136,204	$33,017
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible notes into convertible preferred stock	$—	$18,779
Conversion of convertible preferred stock into common stock	$97,954	$—
Exchange of convertible preferred stock, including deemed dividend	$10,090	$—
Issuance costs included in accounts payable and accrued and other current liabilities	$192	$180
Property and equipment purchases included in accounts payable	$226	$—

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Notes to the Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The Company is headquartered in Pennsylvania. Cabaletta is a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for B cell-mediated autoimmune diseases.

Principal operations commenced in April 2018, when the Company executed two sponsored research agreements with the Trustees of the University of Pennsylvania (Penn).

On October 16, 2019, the Company effected a 1-for-1.5 reverse split of the Company’s issued and outstanding shares of common stock, par value $0.00001 per share (Common Stock). Upon the effectiveness of the reverse stock split: (i) all shares of outstanding Common Stock were adjusted; (ii) the conversion price of the Series A convertible preferred stock (Series A Preferred), Series A-1 convertible preferred stock (Series A-1 Preferred), Series A-2 convertible preferred stock (Series A-2 Preferred) and Series B convertible preferred stock (Series B Preferred; collectively, the Preferred Shares) was adjusted; (iii) the number of shares of Common Stock for which each outstanding option to purchase Common Stock is exercisable was adjusted; and (iv) the exercise price of each outstanding option to purchase Common Stock was adjusted. All of the outstanding Common Stock share numbers (including shares of Common Stock subject to the Company’s options and as converted for the outstanding convertible preferred stock shares), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of Common Stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

On October 29, 2019, the Company completed its initial public offering (IPO) of 6,800,000 shares of Common Stock at an offering price of $11.00 per share. The Company received net proceeds of $66,156 after deducting underwriting discounts, commissions and estimated offering expenses. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into 12,904,534 shares of Common Stock. In November 2019, the underwriters partially exercised their option and purchased an additional 475,501 shares of Common Stock resulting in net proceeds to the Company of $4,864, after deducting underwriting discounts and commissions.

Risks and Uncertainties

The Company does not expect to generate revenue from sales of engineered T cell therapies for B cell-mediated autoimmune diseases or any other revenue unless and until the Company completes preclinical and clinical development and obtains regulatory approval for one or more product candidates. If the Company seeks to obtain regulatory approval for any of its product candidates, the Company expects to incur significant commercialization expenses.

The Company has sustained annual operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents of $136,204 as of December 31, 2019. Through December 31, 2019, the Company has incurred an accumulated deficit of $32,959. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of December 31, 2019, will be sufficient to fund its projected operations for at least 12 months following the date of these financial statements.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is currently dependent on Penn for much of its preclinical research, clinical research and development activities and expects to be dependent upon Penn for initial manufacturing activities (Note 7). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock, stock-based compensation, the valuation allowance on the Company’s deferred tax assets, and the fair value of convertible debt. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash and cash equivalents, which are maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations. Offering costs, including legal, accounting, and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. Upon completion of the IPO, $3,408 of such deferred offering costs were reclassified to additional paid in capital. There were no deferred offering costs capitalized as of December 31, 2019.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Cost includes the acquisition costs and all costs necessary to bring the asset to the location and working condition necessary for its intended use. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying statements of operations. Expenditures for normal, recurring or periodic repairs and maintenance related to property and equipment are charged to expense as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if it will result in future economic benefits.

Estimated useful lives for property and equipment are as follows:

Property and equipment	Estimated useful life
Laboratory equipment	Three years
Furniture and fixtures	Three years
Computer equipment	Three years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

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

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include activities under the Penn Agreement (Note 7), the conduct of sponsored research, preclinical studies and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued and other current liabilities and prepaid expenses and other current assets in the accompanying balance sheets and within research and development expense in the accompanying statements of operations.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with service providers. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid expenses in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities and prepaid expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

Research and Development Expenses

Research and development costs include costs incurred for internal and external research and development activities and are expensed as incurred in the accompanying statements of operations. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to entities that conduct certain research and development activities on the Company’s behalf.

Stock-based Compensation

The Company measures its stock-based awards granted to employees and non-employees based on the estimated fair values of the awards and recognizes the compensation over the requisite service period. The Company uses the Black-Scholes option-pricing model (Black-Scholes) to estimate the fair value of its stock-based awards. The Company uses the simplified method in accordance with guidance provided by the Securities and Exchange Commission and calculates the expected term as the midpoint between the vesting date and the contractual term for certain awards with service or performance conditions. Stock-based compensation is recognized using the straight-line method. As stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities, which relate primarily to the carrying amount of the Company’s property and equipment and its net operating loss carryforwards, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Because of the uncertainty of the realization of deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority, assuming they possess full knowledge of the position and facts. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes; however, the Company currently has no interest or penalties related to uncertain income tax benefits.

Comprehensive Loss

The Company did not have any items of comprehensive income or loss other than net loss for the years ended December 31, 2019 and 2018.

Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Company has voting and non-voting common stock. The rights, including the liquidation and dividend rights, of the holders of the voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the amended and restated certificate of incorporation. The Company also considers its unvested shares of common stock held by the Company’s founders and, prior to its conversion to common stock, its convertible preferred stock to be participating securities as, in the event a dividend is paid on common stock, the holders of convertible preferred stock and unvested shares of common stock would be entitled to receive dividends on a basis consistent with the common stockholders. The net loss attributable to common stockholders is not allocated to the convertible preferred stock nor to the unvested shares of common stock as the holders of those securities do not have a contractual obligation to share in losses.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, which excludes unvested shares of common stock. The undistributed loss for each year is allocated to common stockholders based on the contractual participation rights of the voting and non-voting common stock as if the losses for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis. Net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the deemed dividend associated with the exchange of Series A-2 Preferred for Series B Preferred. Diluted net loss per share attributable to common stockholders is computed under the if-converted method and assumes that all non-voting common stock has been converted to common stock. Since the Company was in a loss position for all periods presented, the effects of the other potentially dilutive securities are antidilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment.

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the years ended December 31, 2019 and 2018, the costs incurred under this arrangement totaled $601 and $186, respectively. These amounts were recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2019 and 2018, amounts owed under this arrangement totaled $36 and $50, respectively, and are included in accounts payable and other current liabilities in the accompanying balance sheets, respectively.

The Company engaged the services of its current Chief Executive Officer and President prior to his employment in October 2018. For the year ended December 31, 2018, the costs incurred under this arrangement totaled $180, which was recorded as general and administrative expense in the accompanying statements of operations.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet.

This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company expects to adopt Topic 842 for its annual period ending December 31, 2021 but has yet to evaluate the effect that ASU 2016-02 will have on its financial statements or financial statement disclosures.

3. Fair Value Measurements

As of December 31, 2019 and 2018, the Company had money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$136,204	$136,204	$—	$—
Total	$136,204	$136,204	$—	$—

	December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$33,017	$33,017	$—	$—
Total	$33,017	$33,017	$—	$—

The following table presents a roll-forward of the aggregate fair values of the Company’s convertible notes (Note 6) for which fair value is determined by Level 3 inputs:

Balance—January 1, 2018	$—
Initial fair value	12,535
Fair value adjustments	6,244
Conversion into convertible preferred stock	(18,779)
Balance—December 31, 2018	$—

There were no transfers among Level categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Property, Plant and Equipment

Property plant and equipment consists of the following:

	December 31,
	2019	2018
Laboratory equipment	$544	$—
Furniture and fixtures	277	—
Leasehold improvements	57	—
Computer equipment	41	—
Total property, plant and equipment	919	—
Less: accumulated depreciation	(104)	—
Property, plant and equipment, net	$815	$—

Depreciation expense was $104 and $0 for the years ended December 31, 2019 and 2018, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2019	2018
Research and development services	$231	$181
General and administrative services	297	36
Compensation expense	1,522	121
Other	177	2
	$2,227	$340

6. Convertible Notes

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

The Notes were amended in September 2018 to adjust the terms of the automatic and optional conversion provisions. In October 2018, the Notes were amended again to reduce the qualified financing threshold, make a qualified financing a milestone event, revise the structure of a milestone-based closing and reallocate milestone closing purchase rights to new purchasers and the existing noteholders. On the same day, immediately following the amendment of the Notes, the Company completed a qualified financing, issuing 3,146,551 shares of Series A Preferred for gross proceeds of $12,744 (Note 8). At this time, the Company issued 4,553,452 shares of Series A-1 Preferred in connection with the milestone-based closing resulting in $12,567 of proceeds ($2.76 per share) and the Notes together with interest accrued thereon ($409) were converted into 2,819,267 shares of Series A-1 Preferred and 1,873,777 shares of Series A-2 Preferred, reflecting a conversion price per share of $2.76.

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

On issuance, the fair value of the Notes was determined to be equal to $12,535, which is the principal amount of the Notes. The fair value of the Notes upon settlement was determined based on the fair value of the Series A-1

Preferred and Series A-2 Preferred issued, which was determined to be $3.39 per share of Series A-1 Preferred and Series A-2 Preferred, using an option pricing method (OPM) framework and utilized the back-solve method for inferring and allocating the equity value predicated on the capital raise that transpired just prior to the valuation date. This method was selected as the Company concluded that the contemporaneous financing transaction was an arm’s-length transaction. Application of the OPM back-solve method involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. The OPM allocation of total equity value was determined with reference to a recent financing transaction and the Company assumed a 71% volatility rate, a 1.3-year estimated term and a probability weighted average discount for lack of marketability of 35%.

For the year ended December 31, 2018, the Company recognized $6,244 in in the accompanying statements of operations as other expense—fair value adjustments on the Notes, which reflects (i) the difference between the conversion price per share of the Series A-1 Preferred and Series A-2 Preferred ($2.76) into which the Notes were converted, and the fair value of such Series A-1 Preferred and Series A-2 Preferred, (ii) the difference between the price per share paid for the Series A-1 Preferred ($2.76) in the milestone-based closing and the fair market value of such Series A-1 Preferred and (iii) interest accrued on the Notes ($409). All outstanding Notes were converted to 2,819,267 shares of Series A-1 Preferred and 1,873,777 shares of Series A-2 Preferred in October 2018 and no Notes were outstanding as of December 31, 2019 and 2018.

7. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statement of operations was $178 for the year ended December 31, 2019.

As of December 31, 2019, the future minimum payments for operating leases are as follows:

2020	$263
2021	268
2022	158
Thereafter	—
$689

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

Unless earlier terminated, the Penn Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the Penn Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the Penn Agreement upon 60 days written notice.

Under the terms of the Penn Agreement, the Company issued 481,318 shares of common stock, with a value of $1,155, recorded as a research and development expense in the accompanying statements of operations for the year ended December 31, 2018.

The Company also reimbursed Penn for its prior out-of-pocket expenses with respect to the filing, prosecution and maintenance of Penn’s intellectual property licensed by the Company. The payment, totaling $89, is included in general and administrative expense in the accompanying statements of operations for the year ended December 31, 2018. Under the terms of the Penn Agreement, the Company is obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne (see Sponsored Research Agreements—Penn). During the term of the Penn Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the Penn Agreement, total milestone payments could approach $20,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the Penn Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits.

No amounts were due under the Penn Agreement as of December 31, 2019.

Sponsored Research Agreements

Penn

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. Under the agreements, the Company has committed to funding a defined research plan for three years through April 2021. The total estimated three-year cost of $8,524 under the two agreements satisfies the Company’s annual obligation under the Penn Agreement (see License Agreement with the University of Pennsylvania above). For the years ended December 31, 2019 and 2018, the Company recognized research and development expense of $2,137 and $1,957, respectively, related to these agreements in the accompanying statements of operations. As of December 31, 2019 and 2018, $1,588 and $884, respectively, of advance payments are included in prepaid expenses and other current assets in the accompanying balance sheets.

Master Translational Research Services Agreement

In October 2018, the Company entered into a services agreement (the Services Agreement) with Penn for additional research and development services from various laboratories within Penn. The research and development activities are detailed in separately executed Penn organization-specific addenda.

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the year ended December 31, 2019 was $2,355. Amounts due under the master translational research service agreement with Penn were $94 as of December 31, 2019 and is included in accrued liabilities. The Company may incur expenses up to $900 through the remaining term of the Addendum in 2020 related to the manufacture of vector under the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Under this agreement, the Company recognized $250 of research and development expense for the year ended December 31, 2019.

Manufacturing Agreements

Under agreement with a manufacturer, the Company is progressing a staged plan for vector development and may incur up to $1,300 in committed spend.

Other Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of its product candidates and related raw materials, contracts with contract research organizations for clinical trials and agreements with vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, other than for costs already incurred.

Indemnification

The Company enters into certain types of contracts that contingently requires the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (iv) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products, technology or services. From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts, the Company may have to modify the accused infringing intellectual property and/or refund amounts received.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these contracts due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

8. Convertible Preferred Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock as of December 31, 2019, none of which is issued or outstanding. The preferred stock is not redeemable and does not have a stated voting, dividend or liquidation preference.

Convertible Preferred Stock

The Company has issued Series A Preferred, Series A-1 Preferred, Series A-2 Preferred, and Series B Preferred (collectively, the Convertible Preferred Stock). The Company classifies Convertible Preferred Stock outside of stockholders’ equity (deficit) because the shares contain deemed liquidation rights that are a contingent redemption feature not solely within the control of the Company. The following table summarizes the Company’s Convertible Preferred Stock:

	Series A Preferred		Series A-1 Preferred		Series A-2 Preferred		Series B Preferred		Total Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—
Issuance on conversion of convertible notes	—	—	2,819,267	9,558	1,873,777	6,352	—	—	4,693,044	15,910
Issuance on milestone closing of convertible notes	—	—	4,553,452	15,436	—	—	—	—	4,553,452	15,436
Issuance	3,146,551	12,744	—	—	—	—	—	—	3,146,551	12,744
Issuance costs	—	(169)	—	—	—	—			—	(169)
Balance—December 31, 2018	3,146,551	12,575	7,372,719	24,994	1,873,777	6,352	—	—	12,393,047	43,921
Issuance	—	—	—	—	—	—	6,963,788	50,000	6,963,788	50,000
Exchange, including deemed dividend	—	—	—	—	(1,405,332)	(4,764)	1,405,332	10,090	—	5,326
Issuance costs	—	—	—	—	—	—	—	(1,293)	—	(1,293)
Conversion to common stock	(3,146,551)	(12,575)	(7,372,719)	(24,994)	(468,445)	(1,588)	(8,369,120)	(58,797)	(19,356,835)	(97,954)
Balance—December 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—

In October 2018, the Company issued 3,146,551 shares of Series A Preferred, resulting in gross proceeds of $12,744. Series A-1 Preferred and Series A-2 Preferred were issued October 2018 upon conversion of the Notes and in connection with the milestone closing of the Notes (Note 6).

In January 2019, the Company’s certificate of incorporation was amended to increase the authorized shares of Convertible Preferred Stock to 20,762,168 shares, and the Company issued 6,963,788 shares of Series B Preferred, resulting in gross proceeds of $50,000. In connection, the Company issued a further 1,405,332 shares of Series B Preferred in exchange for 1,405,332 shares of Series A-2 Preferred. The Company determined the terms of the Series B Preferred to be materially, qualitatively different than the terms of the Series A-2 Preferred and, as such, applied extinguishment accounting with respect to the Series A-2 Preferred received in the exchange resulting in removal of the carrying amount of the Series A-2 Preferred received ($4,764), the addition of the Series B Preferred issued at fair value determined with reference to the contemporaneous issuance of Series B Preferred ($10,090) and the difference ($5,326) determined to be a deemed dividend recorded to additional paid-in capital (to the extent of paid-in capital) and accumulated deficit within stockholders’ deficit on the balance sheet.

The holders of the Convertible Preferred Stock had various rights, preferences and privileges as follows:

Voting Rights

Series A-2 Preferred are non-voting shares. Each share of Series A Preferred, Series A-1 Preferred and Series B Preferred (the Voting Preferred Stock) shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which such shares of Voting Preferred Stock are convertible as of the record date for determining stockholders entitled to vote on such matter holds a number of votes equal to the number of shares of common stock into which it is convertible. Generally, holders of Voting Preferred Stock shall vote together with the holders of common stock as a single class and on an as-converted into common stock basis.

Holders of shares of Series A Preferred and Series A-1 Preferred, exclusively and as a separate class, are entitled to elect three members of the board of directors. Holders of shares of common stock are entitled to elect one member of the board of directors. The holders of common stock and Convertible Preferred Stock, voting together as a single class on an as-converted basis, are entitled to elect the balance (two) of the total number of directors of the Company.

Dividends

The holders of shares of Convertible Preferred Stock shall be entitled to receive, on a pari passu basis, dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (other than dividends on shares of common stock payable in shares of common stock) on the common stock, at a rate of (i) $0.24 per annum for each share of Series A Preferred, (ii) $0.1656 per annum for each share of Series A-1 Preferred, (iii) $0.1656 per annum for each share of Series A-2 Convertible Preferred Stock and (iv) $0.4308 per annum for each share of Series B Preferred, in each case, as adjusted for any stock splits, stock dividends, combinations, subdivisions, or other similar recapitalization affecting such shares. Dividends are payable when, as and if declared by the board of directors, and such dividends shall not be cumulative.

The holders of each series of Convertible Preferred Stock can waive any dividend preference that the holders of such series of Convertible Preferred Stock shall be entitled to receive upon the affirmative vote or written consent of the holders of at least a majority of the shares of such series of Convertible Preferred Stock then outstanding, voting together as a separate series, and on an as-converted to common stock basis.

After payment of such dividends on the shares of Convertible Preferred Stock, any additional dividends or distributions shall be distributed among all holders of common stock and Convertible Preferred Stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of Convertible Preferred Stock were converted to common stock at the then effective conversion price.

Optional Conversion Rights

Each share of Convertible Preferred Stock shall be convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid shares of common stock as is determined by dividing the applicable original issuance price by the conversion price in effect at the time of conversion. The respective applicable conversion prices for the Convertible Preferred Stock is subject to adjustment upon any future stock split, stock dividend, combination, reclassification or similar event affecting the Convertible Preferred Stock or any series thereof. Such applicable conversion prices for the Convertible Preferred Stock and the rate at which the Convertible Preferred Stock may be converted into shares of common stock, shall be subject to adjustment as provided. In connection with the IPO, each 1.5 outstanding share of Convertible Preferred Stock converted into one share of common stock.

Mandatory Conversion Rights

Each share of Convertible Preferred Stock automatically converts into the number of shares of common stock determined in accordance with the conversion rate upon either: (a) the closing of a public offering of common stock at a price of at least $18.23 per share resulting in at least $50,000 of gross proceeds, or (b) written consent of a majority of the holders of the then outstanding shares of Convertible Preferred Stock.

In the event of a mandatory conversion of Preferred Stock as a result of a Qualified IPO, each holder of Preferred Stock may elect to receive non-voting Common Stock in lieu of all or a portion of such holder’s voting Common Stock. The non-voting shares of Common Stock shall have the same rights and preferences as the Common Stock but shall be non-voting. The Convertible Preferred Stock was converted into 6,495,015 shares of voting Common Stock and 6,409,519 shares of non-voting Common Stock as a result of the Company’s IPO in October 2019. No Convertible Preferred Stock was outstanding as of December 31, 2019.

Liquidation

The holders of Convertible Preferred Stock then outstanding shall be entitled to be paid (a) out of the consideration payable to stockholders in the event of a merger, consolidation, or reorganization involving the Company or a subsidiary or on the sale, lease, transfer, exclusive license or other disposition by the Company or a subsidiary of all or substantially all assets of the not elected otherwise by a requisite of holders of the Series A Preferred, or (b) out of the available proceeds the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Convertible Preferred Stock then outstanding shall be entitled to be paid, on a pari passu basis, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Convertible Preferred Stock been converted into common stock immediately prior to such event. If upon any such event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of the outstanding shares of Convertible Preferred Stock the full amount to which they shall be entitled, the holders of shares of Convertible Preferred Stock shall share ratably, on a pari passu basis, in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Anti-Dilution

Holders of Convertible Preferred Stock are afforded certain anti-dilution protection with respect to corporate events such as stock splits and recapitalizations.

Redemption

The Company’s Convertible Preferred Stock is not redeemable but does contain deemed liquidation rights in the event of a merger, consolidation, or reorganization involving the Company or a subsidiary or on the sale, lease, transfer, exclusive license or other disposition by the Company or a subsidiary of all or substantially all assets of the Company, and unless elected otherwise by a requisite of holders of the Series A Preferred.

9. Common Stock

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation filed in August 2018, the Company was authorized to issue a total of 21,147,115 shares of common stock, of which 3,848,320 shares were issued and outstanding at December 31, 2018. In January 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 29,000,000 shares of common stock. In October 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action.

In connection with the issuance of the Notes in May 2018 (Note 6), several of the Company’s founders agreed to modify their shares of common stock outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 2,904,000 modified shares of common stock became compensatory upon such modification. The fair value of the awards on the modification date was determined to be $0.74 per share of common stock, by calibrating to the recent Notes issuance considering the maximum conversion price and the seniority of the Notes. The total compensation cost resulting from the modification was $2,126. The total compensation cost is being recognized over the three-year vesting term attendant to the founders’ common shares. During the year ended December 31, 2019, the Company recognized $529 and $177 of this amount in research and development expense and general and administrative expense, respectively. During the year ended December 31, 2018, the Company recognized $399 and $118 of this amount in research and development expense and general and administrative expense, respectively.

Common stockholders are entitled to dividends, if and when declared by the board of directors, subject to the prior rights of the Convertible Preferred Stockholders. As of December 31, 2019, no dividends on common stock had been declared.

Non-Voting Common Stock Election

In October 2019, certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s IPO. The non-voting shares of Common Stock shall have the same rights and preferences as the Common Stock, but shall be non-voting.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 stock option and grant plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The 2018 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company generally granted stock-based awards with service conditions only (service-based awards), although there has been one grant with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the plan termination upon consummation of the Company’s IPO in October 2019.

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

A summary of the stock option activity under the 2018 Plan and the 2019 Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	—	$—	—	$—
Granted	971,353	1.01
Outstanding as of December 31, 2018	971,353	1.01	9.8	$4,051
Granted	1,340,839	7.97
Exercised	(5,667)	1.01
Cancelled	(176,893)	4.22
Outstanding as of December 31, 2019	2,129,632	$5.12	9.2	$18,844
Options Exercisable at December 31, 2019	365,385	$1.61	8.9	$4,516

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2019 and 2018 was $5.24 and $1.91, respectively. The aggregate grant-date fair value of options vested during the year ended December 31, 2019 and 2018 was $753 and $26, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2019	2018
Risk-free interest rate	1.39%—2.59%	2.92%—2.96%
Expected term	0.3—6.1 years	5.5—6.2 years
Expected volatility	70%—76%	72%
Expected dividend yield	0%	0%

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock—Historically, because there has been no public market for the Company’s common stock, the fair value of the Company’s common stock underlying stock-based awards was estimated on each grant date by the Company’s board of directors. In order to determine the fair value of the Company’s common stock underlying stock-based awards, the Company’s board of directors considered, among other things, a valuation of the Company’s common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility—As a privately held company historically, the Company has limited trading history for its common stock and, as such, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of a stock-based award.

Expected dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	For the Year Ended December 31,
	2019	2018
Research and development	$1,304	$455
General and administrative	996	151
Total	$2,300	$606

As of December 31, 2019, there was $6,797 of unrecognized compensation cost related to unvested option awards, including $176 with respect to one grant with performance-based vesting terms, which is expected to be recognized over a weighted-average period of 2.2 years. As of December 31, 2019, there was $912 of unrecognized compensation cost related to unvested founder stock awards, which is expected to be recognized over a weighted-average period of 1.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. The 2019 ESPP allows eligible employees to purchase shares during certain offering periods.

10. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2019	2018
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	13.1	7.9
Research and development credit, net	2.3	0.6
Non-deductible items	(3.3)	(16.8)
Change in valuation allowance	(33.1)	(12.7)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$5,688	$1,163
License fee deductions	362	328
Research and development tax credits	452	69
Stock-based compensation deductions	264	17
Accrued expenses	457	35
Gross deferred tax assets	7,223	1,612
Less: valuation allowance	(7,223)	(1,612)
Total deferred tax assets	—	—
Deferred tax liabilities:	—	—
	$—	$—
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $5,611 for the year ended December 31, 2019 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2019. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2019, the Company had federal, state and local net operating loss carryforwards of $17,480, $19,220 and $10,129, respectively; $17,231 of the federal amounts do not expire, and the remaining $249 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses expire in 2039. As of December 31, 2019, the Company had federal research and development tax credit carryforwards of $452, which begin to expire in 2038. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986,

as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2018 and 2017 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

11. Net Loss Per Share

For the year ended December 31, 2019, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(17,693)	$(4,576)

Denominator
Weighted average number of shares used in basic per share computation	4,345,530	1,123,861
Net loss per share, basic	$(4.07)	$(4.07)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(17,693)	$(4,576)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(4,576)	—
Allocation of undistributed losses	$(22,269)	$(4,576)

Denominator
Weighted average number of shares used in basic per share computation	4,345,530	1,123,861
Add: Conversion of non-voting to voting common shares outstanding	1,123,861	—
Weighted average number of shares used in diluted per share computation	5,469,391	1,123,861
Net loss per share, diluted	$(4.07)	$(4.07)

For the year ended December 31, 2018, basic and diluted net loss per share is:

Common stock
Basic and diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(12,202)

Denominator
Weighted average number of shares used in basic and diluted per share computation	1,775,468
Net loss per share, diluted	$(6.87)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2019	2018
Convertible preferred stock	—	12,393,047
Stock options to purchase common stock	2,129,632	971,353
Non-vested founder stock	1,388,977	2,384,754
Total	3,518,609	15,749,154

12. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In 2019, the Company made a safe harbor nonelective contribution of 3% of eligible compensation on behalf of all employees. Effective January 1, 2020, the Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $74 and $0 for the years ended December 31, 2019 and 2018, respectively, and have been recorded in the statements of operations.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on October 30, 2019)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on October 30, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234017) filed on October 16, 2019)

4.2

Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated January 2, 2019 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234017) filed on September 30, 2019)

4.3*	Description of Securities

10.1#

2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234017) filed on September 30, 2019)

10.2#

2019 Stock Option and Incentive Plan, and form of award agreements thereunder. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-234017) filed on October 16, 2019)

10.3#	2019 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-234017) filed on October 16, 2019)

10.4#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on December 5, 2019)

10.5#

Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.6#

Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.7

Amended and Restated License Agreement, dated as of July 23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.8

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.9

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.10

Master Translational Research Services Agreement, dated as of October 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.11

CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of February 4, 2019, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.12

CVPF Master Services Addendum to Master Translational Research Services Agreement, dated as of October 22, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.13

Research Agreement A19-3095, dated as of October 31, 2018, between the Registrant and The Regents of the University of California (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.14

Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.15

Consulting Agreement, dated as of May 7, 2018, between the Registrant and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.16

Amendment No. 1 to Consulting Agreement, dated as of May 7, 2019, between the Registrant and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.17#

Employment Agreement between the Registrant and Steven Nichtberger (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.18#	Employment Agreement between the Registrant and Anup Marda (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.19#

Employment Agreement between the Registrant and Gwendolyn Binder (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.20#

Employment Agreement between the Registrant and David Chang (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.21#

Employment Agreement between the Registrant and Brian Stalter (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.22#*	Non-Employee Director Compensation Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management Contract or compensatory plan or arrangement.
+	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Cabaletta Bio, Inc.

Date: March 30, 2020	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 30, 2020
Steven Nichtberger	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 30, 2020
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 30, 2020
Catherine Bollard

/s/ Brian Daniels	Director	March 30, 2020
Brian Daniels

/s/ Richard Henriques	Director	March 30, 2020
Richard Henriques

/s/ Mark Simon	Director	March 30, 2020
Mark Simon