Form 10-Q
period 2020-03-31
Cabaletta Bio, Inc.
filed 2020-05-12
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 24,034,022 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, including our planned Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM Trial, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•

the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, FVIII-CAART and DSG3/1-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$131,003	$136,204
Prepaid expenses and other current assets	3,119	4,348
Total current assets	134,122	140,552
Property and equipment, net	739	815
Other assets	104	101
Total Assets	$134,965	$141,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,991	$920
Accrued and other current liabilities	1,265	2,227
Total current liabilities	3,256	3,147
Commitments and Contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting shares and 6,409,519 non-voting shares) shares authorized at March 31, 2020 and December 31, 2019, respectively; 24,034,022 (17,624,503 voting shares and 6,409,519 non-voting shares) shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	172,153	171,280
Accumulated deficit	(40,444)	(32,959)
Total stockholders’ equity	131,709	138,321
Total liabilities and stockholders’ equity	$134,965	$141,468

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,620	$2,761
General and administrative	3,275	1,229
Total operating expenses	7,895	3,990
Loss from operations	(7,895)	(3,990)
Other income:
Interest income	410	458
Net loss	(7,485)	(3,532)
Deemed dividend	—	(5,326)
Net loss attributable to common stockholders	$(7,485)	$(8,858)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.33)	$(6.05)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2018	12,393,047	$43,921	3,848,320	$—	$1,762	$(12,452)	$(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—
Exchange of convertible preferred stock, including deemed dividend	—	5,326	—	—	(2,258)	(3,068)	(5,326)
Stock-based compensation	—	—	—	—	496	—	496
Net loss	—	—	—	—	—	(3,532)	(3,532)
Balance—March 31, 2019	19,356,835	97,954	3,848,320	—	—	(19,052)	(19,052)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	—	$—	24,034,022	$—	$171,280	$(32,959)	$138,321
Stock-based compensation	—	—	—	—	873	—	873
Net loss	—	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	—	$—	24,034,022	$—	$172,153	$(40,444)	$131,709

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,485)	$(3,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	873	496
Depreciation	76	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,230	749
Other assets	(4)	(28)
Accounts payable	1,176	(302)
Accrued and other current liabilities	(797)	352
Net cash used in operating activities	(4,931)	(2,265)
Cash flows from investing activities:
Purchases of property and equipment	(226)	(180)
Net cash used in investing activities	(226)	(180)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	50,000
Issuance costs of convertible preferred stock	—	(216)
Issuance costs of common stock	(44)	—
Payment of deferred offering costs	—	(121)
Net cash (used in) provided by financing activities	(44)	49,663
Net (decrease) increase in cash and cash equivalents	(5,201)	47,218
Cash and cash equivalents—beginning of period	136,204	33,017
Cash and cash equivalents—end of period	$131,003	$80,235
Supplemental disclosures of non-cash investing and financing activities:
Exchange of convertible preferred stock, including deemed dividend	$—	$10,090
Issuance costs included in accounts payable	$147	$1,077
Deferred offering costs in accrued expenses and accounts payable	$—	$547

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

On October 16, 2019, the Company effected a 1-for-1.5 reverse split of the Company’s issued and outstanding shares of common stock, par value $0.00001 per share. Upon the effectiveness of the reverse stock split: (i) all shares of outstanding common stock were adjusted; (ii) the conversion price of the Series A convertible preferred stock (Series A Preferred), Series A-1 convertible preferred stock (Series A-1 Preferred), Series A-2 convertible preferred stock (Series A-2 Preferred) and Series B convertible preferred stock (Series B Preferred; collectively, the Convertible Preferred Stock) was adjusted; (iii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable was adjusted; and (iv) the exercise price of each outstanding option to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options and as converted for the outstanding Convertible Preferred Stock shares), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and Convertible Preferred Stock were not adjusted as a result of the reverse stock split.

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is currently dependent on Penn for much of its preclinical research, clinical research and development activities, and expects to be dependent upon Penn for initial manufacturing activities (Note 5). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents of $131,003 as of March 31, 2020. Through March 31, 2020, the Company has incurred an accumulated deficit of $40,444. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of March 31, 2020, will be sufficient to fund its projected operations for at least 12 months following the date of these financial statements.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 30, 2020 (2019 Annual Report).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common stock, stock-based compensation and the valuation allowance on the Company’s deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds.  A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2019 Annual Report.

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

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the three months ended March 31, 2020 and 2019, the costs incurred under this arrangement totaled $151 and $187, respectively. As of March 31, 2020 and December 31, 2019, amounts owed under this arrangement totaled $95 and $36, respectively, and are included in accounts payable in the accompanying balance sheets.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company expects to adopt Topic 842 for its annual period ending December 31, 2021, but has yet to evaluate the effect that ASU 2016-02 will have on its financial statements or financial statement disclosures.

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$131,003	$131,003	$—	$—
Total	$131,003	$131,003	$—	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$136,204	$136,204	$—	$—
Total	$136,204	$136,204	$—	$—

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Research and development services	$469	$231
General and administrative services	132	297
Compensation expense	563	1,522
Other	101	177
	$1,265	$2,227

5. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $67 for the three months ended March 31, 2020.

As of March 31, 2020, the future minimum payments for operating leases are as follows:

April 1, 2020 to December 31, 2020	$198
2021	268
2022	158
Thereafter	—
$624

Research Service Agreement

In August 2018, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for the manufacturing of preclinical study and clinical trial material. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $179 for the three months ended March 31, 2020 and 2019, respectively. There were no amounts due under the research service agreement with CHOP as of March 31, 2020.

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

Under the terms of the Penn Agreement, the Company is obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne (see Sponsored Research Agreements—Penn). During the term of the Penn Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In 2018, the Company issued 481,318 shares of common stock, with a value of $1,155 and reimbursed Penn $89 for various out-of-pocket expenses related to Penn’s intellectual property. No other amounts have been paid to Penn to date under the Penn Agreement.

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

There were no amounts due under the Penn Agreement as of March 31, 2020.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. Under the agreements, the Company has committed to funding a defined research plan for three years through April 2021. The total estimated three-year cost of $8,524 under the two agreements satisfies the Company’s annual obligation under the Penn Agreement (see License Agreement with the Trustees of the University of Pennsylvania above). Research and development expense related to these research agreements recognized in the accompanying statements of operations was $603 and $710 for the three months ended March 31, 2020 and 2019, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $985 and $1,588 as of March 31, 2020 and December 31, 2019, respectively.

Master Translational Research Services Agreement

In October 2018, the Company entered into a services agreement (the Services Agreement) with Penn for additional research and development services from various laboratories within Penn. The research and development activities are detailed in separately executed Penn organization-specific addenda.

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three months ended March 31, 2020 and 2019 was $711 and $1,067, respectively. The Company may incur expenses up to $450 through the remaining term of the Addendum in 2020 related to the manufacture of vector under the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. No expense was recognized under this agreement during the three months ended March 31, 2020 and March 31, 2019, respectively.

Manufacturing Agreements

Under agreements with manufacturers and other related vendors, the Company is progressing a staged plan for vector development and may incur up to $2,000 in committed spend over the next nine months.

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

Indemnification

The Company enters into certain types of contracts that contingently require the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s Amended and Restated Bylaws (bylaws) under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (iv) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products, technology or services. From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts, the Company may have to modify the accused infringing intellectual property and/or refund amounts received.

In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may have a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these contracts due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

6. Preferred Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock as of March 31, 2020, none of which is issued or outstanding. The preferred stock is not redeemable and does not have a stated voting, dividend or liquidation preference.

Convertible Preferred Stock

The Company has issued Series A Preferred, Series A-1 Preferred, Series A-2 Preferred, and Series B Preferred of Convertible Preferred Stock. The Company classified Convertible Preferred Stock outside of stockholders’ equity (deficit) because the shares contained deemed liquidation rights that were a contingent redemption feature not solely within the control of the Company.

The following table summarizes the Company’s Convertible Preferred Stock issued and outstanding as of March 31, 2019:

	Series A Preferred		Series A-1 Preferred		Series A-2 Preferred		Series B Preferred		Total Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2018	3,146,551	$12,575	7,372,719	$24,994	1,873,777	$6,352	—	$—	12,393,047	$43,921
Issuance	—	—	—	—	—	—	6,963,788	50,000	6,963,788	50,000
Exchange, including deemed dividend	—	—	—	—	(1,405,332)	(4,764)	1,405,332	10,090	—	5,326
Issuance costs	—	—	—	—	—	—	—	(1,293)	—	(1,293)
Balance—March 31, 2019	3,146,551	$12,575	7,372,719	$24,994	468,445	$1,588	8,369,120	$58,797	19,356,835	$97,954

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

The shares of Convertible Preferred Stock had various rights, including voting and dividend rights, preferences and privileges, including optional and mandatory conversion rights.

In October 2019, the Convertible Preferred Stock was converted into 12,904,534 shares of Common Stock. Certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s IPO. The non-voting shares of Common Stock have the same rights and preferences as the Common Stock but are non-voting. No Convertible Preferred Stock was outstanding as of March 31, 2020 or December 31, 2019.

7. Common Stock

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation filed in August 2018, the Company was authorized to issue a total of 21,147,115 shares of common stock. In January 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 29,000,000 shares of common stock. In October 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action.

In May 2018, several of the Company’s founders agreed to modify their shares of common stock outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 2,904,000 modified shares of common stock became compensatory upon such modification. The fair value of the awards on the modification date was determined to be $0.74 per share of common stock, based on the issuance of convertible notes in May 2018, considering the maximum conversion price and the seniority of the notes. The total compensation cost resulting from the modification was $2,126. The total compensation cost is being recognized over the three-year vesting term attendant to the founders’ common shares. During the three months ended March 31, 2020, the Company recognized $124 and $44 of this amount in research and development expense and general and administrative expense, respectively. During the three months ended March 31, 2019, the Company recognized $132 and $44 of this amount in research and development expense and general and administrative expense, respectively.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The 2018 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company generally granted stock-based awards with service conditions only (service-based awards), although there has been one grant with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the plan termination upon consummation of the Company’s IPO in October 2019.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which was increased by 961,361 shares on January 1, 2020 and shall be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of March 31, 2020, there were 2,582,689 shares remaining available for issuance.

  A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	2,129,632	$5.12	9.2	$18,844
Granted	528,072	15.07
Forfeited/Cancelled	—	—
Outstanding as of March 31, 2020	2,657,704	7.10	9.2	6,326
Options Exercisable at March 31, 2020	482,234	2.20	8.7	2,488

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $9.44 and $3.85, respectively. The aggregate grant-date fair value of options vested during the three months ended March 31, 2020 and 2019 was $388 and $83, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.93%—1.48%	2.23%—2.59%
Expected term	5.7—6.1 years	5.6—6.1 years
Expected volatility	70%—73%	70%—73%
Expected dividend yield	0%	0%

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock—Historically, because there was no public market for the Company’s common stock until its IPO in October 2019, the fair value of the Company’s common stock underlying stock-based awards was estimated on each grant date by the Company’s board of directors. In order to determine the fair value of the Company’s common stock underlying stock-based awards, the Company’s board of directors considered, among other things, a valuation of the Company’s common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility—The Company has limited trading history for its common stock, with its IPO in October 2019, and, as such, the expected volatility is estimated based on the volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based Compensation

The Company recognizes stock-based compensation with respect to equity awards under the 2018 Plan and with respect to vesting common stock issued to founders. The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$419	$360
General and administrative	454	136
Total	$873	$496

As of March 31, 2020, there was $11,076 of unrecognized compensation cost related to unvested option awards, including $176 with respect to one grant with performance-based vesting terms, which is expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2020, there was $744 of unrecognized compensation cost related to unvested stock awards granted to several Company founders, which is expected to be recognized over a weighted-average period of 1.1 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, which was cumulatively increased on January 1, 2020 by 234,229 shares and each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. The

2019 ESPP allows eligible employees to purchase shares during certain offering periods. No shares have been purchased under the 2019 ESPP as of March 31, 2020.

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2020 and December 31, 2019.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three months ended March 31, 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(5,380)	$(2,105)

Denominator
Weighted average number of shares used in basic per share computation	16,379,788	6,409,519
Net loss per share, basic	$(0.33)	$(0.33)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(5,380)	$(2,105)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,105)	—
Allocation of undistributed losses	$(7,485)	$(2,105)

Denominator
Weighted average number of shares used in basic per share computation	16,379,788	6,409,519
Add: conversion of non-voting to voting common shares outstanding	6,409,519	—
Weighted average number of shares used in diluted per share computation	22,789,307	6,409,519
Net loss per share, diluted	$(0.33)	$(0.33)

For the three months ended March 31, 2019, basic and diluted net loss per share is:

Common stock
Basic and diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(8,858)

Denominator
Weighted average number of shares used in basic and diluted per share computation	1,464,572
Net loss per share, diluted	$(6.05)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2020	2019
Convertible preferred stock	—	19,356,835
Stock options to purchase common stock	2,657,704	1,304,285
Non-vested common stock	1,158,185	2,382,651
	3,815,889	23,043,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the Chimeric Antigen Receptor, or CAR, T cell technology that has been successfully developed and is marketed for the treatment of B cell cancers. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, reviewed and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is on pemphigus vulgaris, or PV, which is an autoimmune blistering skin disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019. Our IND was cleared in September 2019 and we plan to initiate our DesCAARTesTM Trial in 2020. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of March 31, 2020, we had $131.0 million in cash and cash equivalents.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to Europe, the United States and many other countries, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 community-wide. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and potential clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

The Company’s financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19.  However, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Key Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In July 2019, we entered into an amended and restated license agreement, or the License Agreement, with Penn and the Children’s Hospital of Philadelphia, or CHOP, collectively, the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights of the Institutions to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

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

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. Under these agreements, we are committed to funding a defined research plan for three years through April 2021. The total estimated three-year cost of the two agreements is $8.5 million, which satisfies the $2.0 million annual obligation under the License Agreement.

Master Translational Research Services Agreement

In October 2018, we entered into a Master Translational Services Agreement with Penn, or the Services Agreement, pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice.  The services encompassed by the Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the Services Agreement, including the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum and the CVPF Addendum. In addition, in July 2019 we entered into an Alliance Agreement with Penn, pursuant to which we will pay Penn a nominal annual fee in order for Penn to provide an adequate and consistent level of support to the services that it provides to us.

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

Operating Expenses

Research and Development

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with consultants, third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	licensing fees for intellectual property and know-how;
•	laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and
•	laboratory supplies and equipment used for internal research and development activities and related depreciation expense.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. We anticipate our general and administrative costs will increase with respect to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other Income

Our other income includes interest income earned on money-market fund cash equivalents.

Results of Operations for the Three Months ended March 31, 2020 and 2019

The following sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$4,620	$2,761	$1,859
General and administrative	3,275	1,229	2,046
Total operating expenses	7,895	3,990	3,905
Loss from operations	(7,895)	(3,990)	(3,905)
Other income:
Interest income	410	458	(48)
Net loss	$(7,485)	$(3,532)	$(3,953)

Research and Development

Research and development expenses were $4.6 million for the three months ended March 31, 2020 as compared to $2.8 million for the three months ended March 31, 2019. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$626	$733	$(107)
Manufacturing of preclinical and clinical supplies	1,102	957	145
Clinical trials	264	—	264
Personnel	1,646	583	1,063
Development services	945	482	463
Other	37	6	31
	$4,620	$2,761	$1,859

Specific changes in our research and development expenses include a:

•	$1.1 million increase in personnel costs due to the hiring of additional employees since the first quarter of 2019;
•	$0.4 million net increase in costs under our development services and sponsored research agreements from increased preclinical research activities;
•	$0.3 million increase in clinical trial expense from the initial start-up costs of the planned DesCAARTesTM Trial; and
•	$0.1 million increase in manufacturing costs due to the initial start-up costs of cell processing and related activities.

General and Administrative

General and administrative expenses were $3.3 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. The increase of $2.1 million in our general and administrative expenses includes:

•	$0.7 million of increased costs related to personnel from the hiring of employees since the first quarter of 2019, including an increase of $0.3 million of stock-based compensation expense;
•	$0.6 million of increased insurance costs, primarily as a result of being a public company;
•	$0.6 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees, primarily as a result of being a public company; and
•	a $0.2 million increase in other general and administrative expenses including rent, telecommunication and other costs.

Other Income

Interest income was flat for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 on a higher balance of cash and cash equivalents as a result of proceeds received from issuances of our convertible preferred stock and common stock in our IPO, offset by a significant decrease in interest rates in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through March 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of March 31, 2020, we had $131.0 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2020, we had an accumulated deficit of $40.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,931)	$(2,265)
Investing activities	(226)	(180)
Financing activities	(44)	49,663
Net (decrease) increase in cash and cash equivalents	$(5,201)	$47,218

Operating Activities

During the three months ended March 31, 2020, cash used in operating activities of $4.9 million was attributable to a net loss of $7.5 million partially offset by a net change of $1.7 million in our net operating assets and liabilities and non-cash charges of $0.9 million from stock-based compensation and depreciation.

During the three months ended March 31, 2019, cash used in operating activities of $2.3 million was attributable to our net loss of $3.5 million partially offset by a net change of $0.7 million in our net operating assets and liabilities and non-cash charges of $0.5 million from stock-based compensation.

Investing Activities

During both the three months ended March 31, 2020 and 2019, we used $0.2 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, cash used in financing activities was less than $0.1 million for payments of common stock issuance costs from our IPO in October 2019.

During the three months ended March 31, 2019, our financing activities provided $49.7 million of net proceeds upon the issuance of convertible preferred stock in January 2019, with $1.1 million of unpaid issuance costs recorded in accounts payable. Upon payment of these issuance costs in the second quarter of 2019, net proceeds from the issuance of convertible preferred stock was $48.6 million.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2019.

Off-Balance Sheet Arrangements

During the period presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, have not materially changed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $131.0 million as of March 31, 2020. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended March 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2020, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced in Wuhan, China and has since reached multiple other regions and countries, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as our manufacturing partner Penn, are located.  The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as COVID-19. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by COVID-19. Some factors from the COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

•	interruptions in operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates; and
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

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our Phase 1 trial of DSG3-CAART prior to dosing subjects in Part B. The FDA has communicated that the dosing of subjects in cohort Part B1 is not subject to review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with CAAR T cell therapies will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Data Safety Monitoring Board, or DSMB, or local regulatory authorities such as institutional review boards, or IRBs, could order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As of March 31, 2020, we had 29 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

In addition, due to the COVID-19 pandemic, our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business operations. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2020 and 2019, we recorded net losses of $7.5 million and $3.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $40.4 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Even if we are able to succeed in these activities, we may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•	there are any delays in completing our clinical trials or the development of any of our product candidates;
•	we are required by the FDA or other regulatory authorities to perform trials or studies in addition to, or different than, those expected; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We will require substantial additional financing to develop and commercialize our product candidates and implement our operating plans. If we fail to obtain additional financing or cannot obtain financing at the levels we require due to unstable market and economic conditions or other reasons, we may be delayed in our plans or unable to complete the development and commercialization of our product candidates.

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

As of March 31, 2020, we had approximately $131.0 million of cash and cash equivalents. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents will be sufficient to fund our operations through at least the third quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As widely reported, global credit and financial markets have experienced extreme volatility and disruptions from the COVID-19 pandemic and related factors, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Until we are able to generate sufficient revenue to finance our cash requirements, we will need to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives and clinical development plans. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on our collaborator, Penn, pursuant to the terms of the Services Agreement, to enroll patients and conduct the DesCAARTesTM Trial at the first planned clinical trial site, to be located at Penn, in a timely and appropriate manner. If Penn does not conduct the trial on the timeline we expect or otherwise fails to support the trial, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CDMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions from the COVID-19 pandemic and related factors, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In the event that one or more of our current or future service providers, manufacturers and other partners do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, due to the economic downturn or for any other reasons, then we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

A fast track designation by the FDA, even if granted for DSG3-CAART or any other product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV. We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV, we may not experience a faster development process, regulatory review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates, if licensed, even if there is adequate coverage and reimbursement from third-party payors.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, in 2016, the United Kingdom referendum on its membership in the EU resulted in a majority of the United Kingdom voters voting to exit the EU, often referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom ceased being a Member State of the European Union on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the United Kingdom will continue to follow all of the European Union’s rules, the European Union’s pharmaceutical law remains applicable to the United Kingdom and the United Kingdom’s trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

We have in the past experienced breaches of our security measures. For example, in 2019, we believe a phishing incident led to certain employee email accounts being accessed by an unauthorized third party. We initiated an investigation to determine whether further action was required under applicable law. The incident did not have a material impact on our business or financial condition. While we believe we responded appropriately, including implementing remedial measures with the goal of preventing similar such events in the future, there can be no assurance that we will be successful in these remedial and preventative measures or in successfully mitigating the effects of potential future incidents or cyber-attacks. We remain at risk for future breaches, including, without limitation, breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we would be likely to experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of B cell-mediated autoimmune diseases;
•	actual or anticipated variations in annual or quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions;
•	global health concerns, such as the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 6,409,519 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 27% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert all of their respective shares of non-voting common stock into shares of common stock, which would result in such entities holding approximately 32% of the voting power of our outstanding common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Certain holders of 12,904,534 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. Prospective investors in our common stock should consult with their legal and tax advisors with respect to potential changes in tax laws and the tax consequences of investing in or holding our common stock.

Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal, state and local net operating loss carryforwards of $17.5 million, $19.2 million and $10.1 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses expire in 2039. Approximately $17.2 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any net operating loss carryforwards generated in taxable years beginning after December 31, 2020 may only offset 80% of our annual taxable income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Public Offering of Common Stock

On October 29, 2019, we closed our IPO in which we issued and sold 7,275,501 shares of common stock at a public offering price of $11.00 per share, including 475,501 shares of common stock at a price of $11.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-234017), which was declared effective by the SEC on October 24, 2019. Morgan Stanley & Co. LLC, Cowen and Company and Evercore Group L.L.C. acted as joint book-running managers for the offering.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our research and development, the status of and results from non-clinical studies or clinical trials we may commence in the future, as well as any collaborations that we may enter into with third parties for our product candidates or strategic opportunities that become available to us, and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from this offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. As of March 31, 2020, we have not used any of the net proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

10.1#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.22 to the Registrant’s annual report on Form 10-K (File No. 001-39103) filed with the SEC on March 30, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Cabaletta Bio, Inc.

Date: May 12, 2020	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)