Form 10-Q
period 2020-06-30
Cabaletta Bio, Inc.
filed 2020-08-06
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, the registrant had 24,039,594 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, including our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM Trial, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•

the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, FVIII-CAART and DSG3/1-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials and our planned Investigational New Drug application submissions, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

•	our expected use of proceeds from the initial public offering and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs;
•	our plans to pursue research and development of other product candidates;
•	our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our DesCAARTesTM Trial;
•	the potential advantages of our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, and our product candidates;
•	the extent to which our scientific approach and CABA platform may potentially address a broad range of diseases;
•

the potential benefits and success of our arrangements and our expanded sponsored research agreement with the Trustees of the University of Pennsylvania, or Penn, and the Children’s Hospital of Philadelphia, or CHOP, and our scientific co-founders, Drs. Milone and Payne;

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
•

our ability to obtain funding for our operations, including funding necessary to initiate and complete our  DesCAARTesTM Trial and our ongoing preclinical studies of MuSK-CAART, DSG3/1-CAART and FVIII-CAART;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$112,097	$136,204
Short-term investments	7,698	—
Prepaid expenses and other current assets	3,676	4,348
Total current assets	123,471	140,552
Property and equipment, net	806	815
Long-term investments	3,383	—
Other assets	238	101
Total assets	$127,898	$141,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$991	$920
Accrued and other current liabilities	2,272	2,227
Total current liabilities	3,263	3,147
Commitments and Contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting shares and 6,409,519 non-voting shares) shares authorized at June 30, 2020 and December 31, 2019, respectively; 24,034,022 (17,624,503 voting shares and 6,409,519 non-voting shares) shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	173,220	171,280
Accumulated other comprehensive income	11	—
Accumulated deficit	(48,596)	(32,959)
Total stockholders’ equity	124,635	138,321
Total liabilities and stockholders’ equity	$127,898	$141,468

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$5,331	$2,664	$9,951	$5,425
General and administrative	2,861	1,138	6,136	2,367
Total operating expenses	8,192	3,802	16,087	7,792
Loss from operations	(8,192)	(3,802)	(16,087)	(7,792)
Other income:
Interest income	40	444	450	902
Net loss	(8,152)	(3,358)	(15,637)	(6,890)
Deemed dividend	—	—	—	(5,326)
Net loss attributable to common stockholders	$(8,152)	$(3,358)	$(15,637)	$(12,216)
Other comprehensive income:	—	—
Net unrealized gain on available-for-sale investments, net of tax	11	—	11	—
Net comprehensive loss	$(8,141)	$(3,358)	$(15,626)	$(12,216)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.35)	$(1.87)	$(0.68)	$(7.48)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Deficit
Balance—December 31, 2018	12,393,047	$43,921	3,848,320	$—	$1,762	$—	$(12,452)	$(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—	—
Exchange of convertible preferred stock, including deemed dividend	—	5,326	—	—	(2,258)	—	(3,068)	(5,326)
Stock-based compensation	—	—	—	—	496	—	—	496
Net loss	—	—	—	—	—	—	(3,532)	(3,532)
Balance—March 31, 2019	19,356,835	97,954	3,848,320	—	—	—	(19,052)	(19,052)
Exchange of convertible preferred stock, including deemed dividend	—	—	—	—	(416)	—	416	—
Stock-based compensation	—	—	—	—	416	—	—	416
Net loss	—	—	—	—	—	—	(3,358)	(3,358)
Balance—June 30, 2019	19,356,835	$97,954	3,848,320	$—	$—	$—	$(21,994)	$(21,994)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balance—December 31, 2019	—	$—	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Stock-based compensation	—	—	—	—	873	—	—	873
Net loss	—	—	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	—	—	24,034,022	—	172,153	—	(40,444)	131,709
Stock-based compensation	—	—	—	—	1,067	—	—	1,067
Net unrealized gains on available-for-sale securities	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(8,152)	(8,152)
Balance—June 30, 2020	—	$—	24,034,022	$—	$173,220	$11	$(48,596)	$124,635

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,637)	$(6,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,940	912
Amortization of premium on investments	28	—
Depreciation	154	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	672	93
Deferred offering costs	—	(817)
Other assets	(137)	(89)
Accounts payable	198	(120)
Accrued and other current liabilities	209	804
Net cash used in operating activities	(12,573)	(6,086)
Cash flows from investing activities:
Purchases of property and equipment	(246)	(380)
Purchases of available-for-sale securities	(11,097)	—
Net cash used in investing activities	(11,343)	(380)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	50,000
Issuance costs of convertible preferred stock	—	(1,293)
Issuance costs of common stock	(191)	—
Net cash (used in) provided by financing activities	(191)	48,707
Net (decrease) increase in cash and cash equivalents	(24,107)	42,241
Cash and cash equivalents—beginning of period	136,204	33,017
Cash and cash equivalents—end of period	$112,097	$75,258
Supplemental disclosures of non-cash investing and financing activities:
Exchange of convertible preferred stock, including deemed dividend	$—	$10,090
Deferred offering costs in accrued expenses and accounts payable	$—	$249
Property and equipment purchases included in accounts payable	$126	$—

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and, in March 2020, was declared a pandemic by the World Health Organization. The virus continues to spread globally, including in the United States, and efforts to contain the spread of COVID-19, including severe travel restrictions, social distancing requirements, stay-at-home orders and other measures, have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including its ability to raise additional capital, the timing and enrollment of patients in its planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $123,178 as of June 30, 2020. Through June 30, 2020, the Company has incurred an accumulated deficit of $48,596. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents and investments as of June 30, 2020, will be sufficient to fund its projected operations for at least 12 months following the date of these financial statements.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 30, 2020 (2019 Annual Report).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of common stock, the fair value of the Company’s investments, stock-based compensation and the valuation allowance on the Company’s deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in investment grade corporate bonds with high credit quality issuers. These investments have maturities between 2020 and 2021. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Accounting Policies

Aside from the Investments accounting policy described below, there have been no significant changes to the Company’s accounting policies during the three and six months ended June 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2019 Annual Report.

Investments

Investments are available-for-sale and are carried at estimated fair value. The Company’s valuations of available-for-sale debt securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than, twelve months from the balance sheet date are classified as current.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors including the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or if more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. Interest income on investments as well as amortization of discount or premium is included in interest income.

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

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the three and six months ended June 30, 2020, the costs incurred under this arrangement totaled $71 and $222, respectively. For the three and six months ended June 30, 2019, the costs incurred under this arrangement totaled $93 and $280, respectively. As of June 30, 2020 and December 31, 2019, amounts owed under this arrangement totaled $13 and $36, respectively, and are included in accounts payable in the accompanying balance sheets.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Cash and money market funds	$112,097	$112,097	$—	$—
Short-term investments:
Corporate bonds	7,698	—	7,698	—
Long-term investments:
Corporate bonds	3,383	—	3,383	—
Total	$123,178	$112,097	$11,081	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Cash and money market funds	$136,204	$136,204	$—	$—
Total	$136,204	$136,204	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between the fair value measurement levels during the three and six months ended June 30, 2020 or 2019.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2019.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash and money market funds
Included in cash and cash equivalents	$112,097	$—	$—	$112,097
Corporate bonds - due in one year or less
Included in short-term investments	7,693	5	—	7,698
Corporate bonds - due between one to two years
Included in long-term investments	3,377	6	—	3,383
Total	$123,167	$11	$—	$123,178

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Research and development services	$1,098	$231
General and administrative services	120	297
Compensation expense	941	1,522
Other	113	177
	$2,272	$2,227

5. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $66 and $133 for the three and six months ended June 30, 2020 and $43 for the three and six months ended June 30, 2019.

As of June 30, 2020, the future minimum payments for operating leases are as follows:

July 1, 2020 to December 31, 2020	$133
2021	268
2022	158
Thereafter	—
$559

Research Service Agreement

In August 2018, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for the manufacturing of preclinical study and clinical trial material. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $22 and $201 for the three and six months ended June 30, 2019, respectively. There were no expenses related to this agreement for the three or six months ended June 30, 2020 and there were no amounts due under the research service agreement with CHOP as of June 30, 2020.

License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include CHOP as a party, and as amended in May 2020 (the Penn Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases.

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

Under the terms of the Penn Agreement, the Company is obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne (see Sponsored Research Agreements). During the term of the Penn Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In May 2020, the Company paid Penn an additional, non-refundable, non-creditable license fee of $33 under the amended Penn Agreement. No other amounts have been paid to Penn to date under the Penn Agreement.

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

There were no amounts due under the Penn Agreement as of June 30, 2020.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of sponsored research.

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $11,781 under the agreements satisfies the Company’s annual obligation under the Penn Agreement (see License Agreement with the Trustees of the University of Pennsylvania above). Research and development expense related to these research agreements recognized in the accompanying statements of operations was $733 and $1,336 for the three and six months ended June 30, 2020, respectively, and $711 and $1,421 for the three and six months ended June 30, 2019, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $1,673 and $1,588 as of June 30, 2020 and December 31, 2019, respectively.

Master Translational Research Services Agreement

In October 2018, the Company entered into a services agreement (the Services Agreement) with Penn for additional research and development services from various laboratories within Penn. The research and development activities are detailed in separately executed Penn organization-specific addenda. In May 2020, the Company amended its Addendum with the Center for Advanced Retinal and Ocular Therapeutics (CAROT) to expand access to vector manufacturing.

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three and six months ended June 30, 2020 was $1,027 and

$1,738, respectively, and $617 and $1,684 for the three and six months ended June 30, 2019, respectively. The Company may incur expenses up to $1,510 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. No expense was recognized under this agreement during the three and six months ended June 30, 2020 and 2019, respectively.

Manufacturing Agreements

Under agreements with manufacturers and other related vendors, the Company is progressing a staged plan for vector development and may incur up to $2,250 in committed spend over the next six months.

Other Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments with third-party contract manufacturers for the manufacture and processing of its product candidates and related raw materials, contracts with contract research organizations for clinical trials and agreements with vendors for other services and products for operating purposes. These agreements provide for termination or cancellation, other than for costs already incurred.

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

6. Preferred Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock as of June 30, 2020, none of which is issued or outstanding. The preferred stock is not redeemable and does not have a stated voting, dividend or liquidation preference.

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

The following table summarizes the Company’s Convertible Preferred Stock issued and outstanding as of June 30, 2019:

	Series A Preferred		Series A-1 Preferred		Series A-2 Preferred		Series B Preferred		Total Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2018	3,146,551	$12,575	7,372,719	$24,994	1,873,777	$6,352	—	$—	12,393,047	$43,921
Issuance	—	—	—	—	—	—	6,963,788	50,000	6,963,788	50,000
Exchange, including deemed dividend	—	—	—	—	(1,405,332)	(4,764)	1,405,332	10,090	—	5,326
Issuance costs	—	—	—	—	—	—	—	(1,293)	—	(1,293)
Balance—June 30, 2019	3,146,551	$12,575	7,372,719	$24,994	468,445	$1,588	8,369,120	$58,797	19,356,835	$97,954

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

In October 2019, the Convertible Preferred Stock was converted into 12,904,534 shares of Common Stock. Certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s IPO. The non-voting shares of Common Stock have the same rights and preferences as the Common Stock but are non-voting. No Convertible Preferred Stock was outstanding as of June 30, 2020 or December 31, 2019.

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

In May 2018, several of the Company’s founders agreed to modify their shares of common stock outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 2,904,000 modified shares of common stock became compensatory upon such modification. The fair value of the awards on the modification date was determined to be $0.74 per share of common stock, based on the issuance of convertible notes in May 2018, considering the maximum conversion price and the seniority of the notes. The total compensation cost resulting from the modification was $2,126. The total compensation cost is being recognized over the three-year vesting term attendant to the founders’ common shares. During the three months ended June 30, 2020, the Company recognized $124 and $44 of this amount in research and development expense and general and administrative expense, respectively. During the six months ended June 30, 2020, the Company recognized $248 and $88 of this amount in research and development expense and general and administrative expense, respectively. During the three months ended June 30, 2019, the Company recognized $132 and $44 of this amount in research and development expense and general and administrative expense, respectively. During the six months ended June 30, 2019, the Company recognized $264 and $88 of this amount in research and development expense and general and administrative expense, respectively.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The 2018 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company generally granted stock-based awards with service conditions only (service-based awards), although there has been one grant with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which was increased by 961,361 shares on January 1, 2020 and shall be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of June 30, 2020, there were 2,422,403 shares remaining available for issuance.

  A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	2,129,632	$5.12	9.2	$18,844
Granted	705,072	13.19
Forfeited	(16,714)	6.30
Outstanding as of June 30, 2020	2,817,990	7.13	9.0	13,366
Options Exercisable at June 30, 2020	636,136	2.87	8.4	5,294

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $8.26 and $3.98, respectively. The aggregate grant-date fair value of options vested during the six months ended June 30, 2020 and 2019 was $940 and $276, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six months ended June 30,
	2020	2019
Risk-free interest rate	0.42%—1.48%	1.82%—2.59%
Expected term	5.7—6.1 years	5.6—6.1 years
Expected volatility	70%—73%	70%—73%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company recognizes stock-based compensation with respect to equity awards under the 2018 Plan and with respect to vesting common stock issued to founders. The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$491	$237	$910	$597
General and administrative	576	179	1,030	315
Total	$1,067	$416	$1,940	$912

As of June 30, 2020, there was $10,955 of unrecognized compensation cost related to unvested option awards, including $176 with respect to one grant with performance-based vesting terms, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2020, there was $575 of unrecognized compensation cost related to unvested stock awards granted to several Company founders, which is expected to be recognized over a weighted-average period of 0.8 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, which was cumulatively increased on January 1, 2020 by 234,229 shares and each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. The 2019 ESPP allows eligible employees to purchase shares during certain offering periods. No shares have been purchased under the 2019 ESPP as of June 30, 2020.

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2020 and December 31, 2019.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three and six months ended June 30, 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(5,882)	$(2,270)	$(11,262)	$(4,375)

Denominator
Weighted average number of shares used in basic per share computation	16,613,118	6,409,519	16,496,453	6,409,519
Net loss per share, basic	$(0.35)	$(0.35)	$(0.68)	$(0.68)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(5,882)	$(2,270)	$(11,262)	$(4,375)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,270)	—	(4,375)	—
Allocation of undistributed losses	$(8,152)	$(2,270)	$(15,637)	$(4,375)

Denominator
Weighted average number of shares used in basic per share computation	16,613,118	6,409,519	16,496,453	6,409,519
Add: conversion of non-voting to voting common shares outstanding	6,409,519	—	6,409,519	—
Weighted average number of shares used in diluted per share computation	23,022,637	6,409,519	22,905,972	6,409,519
Net loss per share, diluted	$(0.35)	$(0.35)	$(0.68)	$(0.68)

For the three and six months ended June 30, 2019, basic and diluted net loss per share is:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Basic and diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(3,358)	$(12,216)

Denominator
Weighted average number of shares used in basic and diluted per share computation	1,798,654	1,632,524
Net loss per share, diluted	$(1.87)	$(7.48)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2020	2019
Convertible preferred stock	—	19,356,835
Stock options to purchase common stock	2,817,990	1,623,707
Non-vested common stock	927,391	1,850,566
	3,745,381	22,831,108

10. Subsequent Events

In July 2020, the Company entered into a collaboration and license agreement with Artisan Bio, Inc. (Artisan), wherein the Company and Artisan agreed to collaborate to potentially enhance certain pipeline products of the Company at specific targets using Artisan’s gene editing and engineering technology. If the Artisan technology is applied to any of the Company’s products, the Company will be responsible for the development, manufacturing, and commercialization of any such products. Under the terms of the agreement, the Company is required to pay Artisan a nominal upfront fee, as well as costs associated with research and development activities.  Artisan is eligible to receive future research, development and regulatory milestones, and is also eligible to receive sales milestones and tiered royalties on net sales of products that incorporate the Artisan technology. The Company can terminate the agreement at will upon advance written notice with payment of a nominal cancellation fee.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the Chimeric Antigen Receptor, or CAR, T cell technology that has been successfully developed and is marketed for the treatment of B cell cancers. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, reviewed and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is on pemphigus vulgaris, or PV, which is an autoimmune blistering skin disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. We initiated our DesCAARTesTM Trial in June 2020. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of June 30, 2020, we had $123.2 million in cash and cash equivalents and investments.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and, in March 2020 was declared a pandemic by the World Health Organization. The virus continues to spread globally, including in the United States, and efforts to contain the spread of COVID-19, including severe travel restrictions, social distancing requirements, stay-at-home orders and other measures, have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 community-wide. We have a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and potential clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

The Company’s financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19.  However, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including its ability to raise additional capital, the timing and enrollment of patients in its planned clinical trials, future financings and other expected milestones of its product candidates.

See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Key Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In July 2019, we entered into an amended and restated license agreement, or the License Agreement, as amended in May 2020, with Penn and the Children’s Hospital of Philadelphia, or CHOP and collectively with Penn, the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights of the Institutions to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

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

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of research. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement.

Master Translational Research Services Agreement

In October 2018, we entered into a Master Translational Services Agreement with Penn, or the Services Agreement, pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services. The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice.  The services encompassed by the Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the Services Agreement, including the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum, as amended in May 2020, and the CVPF Addendum. In addition, in July 2019 we entered into an Alliance Agreement with Penn, pursuant to which we will pay Penn a nominal annual fee in order for Penn to provide an adequate and consistent level of support to the services that it provides to us.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

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

Other Income

Other income consists of interest earned on our cash equivalents, amortization of bond discount or premium and investment gains and losses realized during the period.

Results of Operations for the Three Months ended June 30, 2020 and 2019

The following sets forth our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$5,331	$2,664	$2,667
General and administrative	2,861	1,138	1,723
Total operating expenses	8,192	3,802	4,390
Loss from operations	(8,192)	(3,802)	(4,390)
Other income:
Interest income	40	444	(404)
Net loss	$(8,152)	$(3,358)	$(4,794)

Research and Development

Research and development expenses were $5.3 million for the three months ended June 30, 2020 as compared to $2.7 million for the three months ended June 30, 2019. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$755	$733	$22
License of intellectual property and subscription fee	33	8	25
Manufacturing of preclinical and clinical supplies	1,609	680	929
Clinical trials	279	—	279
Personnel	1,990	718	1,272
Development services	646	470	176
Other	19	55	(36)
	$5,331	$2,664	$2,667

Specific changes in our research and development expenses include a:

•	$1.3 million increase in personnel costs due to the hiring of additional employees since the second quarter of 2019, including an increase of $0.3 million of stock-based compensation expense;
•	$0.9 million increase in manufacturing costs due to vector manufacturing and initial start-up costs of cell processing and related activities;
•	$0.3 million increase in clinical trial expense from the initial start-up costs of the DesCAARTesTM Trial; and
•	$0.2 million increase in costs under our development services from increased preclinical research activities.

General and Administrative

General and administrative expenses were $2.9 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. The increase of $1.8 million in our general and administrative expenses includes:

•	$0.9 million of increased costs related to personnel from the hiring of employees since the second quarter of 2019, including an increase of $0.4 million of stock-based compensation expense;
•	$0.6 million of increased insurance costs, primarily as a result of being a public company; and
•	$0.3 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees, primarily as a result of being a public company.

Other Income

Interest income decreased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 on a higher balance of cash and cash equivalents and investments, as a result of a significant decrease in interest rates beginning in March 2020.

Results of Operations for the Six Months ended June 30, 2020 and 2019

The following sets forth our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$9,951	$5,425	$4,526
General and administrative	6,136	2,367	3,769
Total operating expenses	16,087	7,792	8,295
Loss from operations	(16,087)	(7,792)	(8,295)
Other income:
Interest income	450	902	(452)
Net loss	$(15,637)	$(6,890)	$(8,747)

Research and Development

Research and development expenses were $10.0 million for the six months ended June 30, 2020 as compared to $5.4 million for the six months ended June 30, 2019. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$1,381	$1,466	$(85)
License of intellectual property and subscription fee	33	8	25
Manufacturing of preclinical and clinical supplies	2,711	1,637	1,074
Clinical trials	543	—	543
Personnel	3,636	1,301	2,335
Development services	1,591	952	639
Other	56	61	(5)
	$9,951	$5,425	$4,526

Specific changes in our research and development expenses include a:

•	$2.3 million increase in personnel costs due to the hiring of additional employees since the first half of 2019, including an increase of $0.3 million of stock-based compensation expense;
•	$1.1 million increase in manufacturing costs due to vector manufacturing and initial start-up costs of cell processing and related activities;
•	$0.6 million net increase in costs under our development services and sponsored research agreements from increased preclinical research activities; and
•	$0.5 million increase in clinical trial expense from the initial start-up costs of the DesCAARTesTM Trial.

General and Administrative

General and administrative expenses were $6.1 million for the six months ended June 30, 2020 compared to $2.4 million for the six months ended June 30, 2019. The increase of $3.8 million in our general and administrative expenses includes:

•	$1.6 million of increased costs related to personnel from the hiring of employees since the first half of 2019, including an increase of $0.7 million of stock-based compensation expense;
•	$1.1 million of increased insurance costs, primarily as a result of being a public company;
•	$0.8 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees, primarily as a result of being a public company; and
•	a $0.3 million increase in other general and administrative expenses including rent, telecommunication and other costs.

Other Income

Interest income decreased by $0.5 million, to $0.4 million for the six months ended June 30, 2020 from $0.9 million for the six months ended June 30, 2019 on a higher balance of cash and cash equivalents and investments, as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through June 30, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of June 30, 2020, we had $123.2 million in cash and cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2020, we had an accumulated deficit of $48.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and investments as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,573)	$(6,086)
Investing activities	(11,343)	(380)
Financing activities	(191)	48,707
Net (decrease) increase in cash and cash equivalents	$(24,107)	$42,241

Operating Activities

During the six months ended June 30, 2020, cash used in operating activities of $12.6 million was attributable to a net loss of $15.6 million, partially offset by non-cash charges of $2.1 million, primarily from stock-based compensation and depreciation expense and a net change of $0.9 million in our net operating assets and liabilities.

During the six months ended June 30, 2019, cash used in operating activities of $6.1 million was attributable to our net loss of $6.9 million and a net change of $0.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $0.9 million from stock-based compensation and depreciation expense.

Investing Activities

During the six months ended June 30, 2020, cash used in investing activities of $11.3 million was attributable to $11.1 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

During the six months ended June 30, 2019, $0.4 million of cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, cash used in financing activities was for payments of common stock issuance costs from our IPO in October 2019.

During the six months ended June 30, 2019, our financing activities provided $48.7 million of net proceeds upon the issuance of convertible preferred stock in January 2019.

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

In May 2020, we entered into (i) an amendment to one of our SRAs with Penn, which increased our research commitment by $3.3 million, (ii) an amendment to our License Agreement with Penn and CHOP, which added certain intellectual property relating to an undisclosed disease target, and (iii) an amendment to our CAROT agreement, which increased future expenses by $1.3 million. Otherwise, there have been not been any material changes since December 31, 2019 to the Company’s contractual obligations and other commitments.

Off-Balance Sheet Arrangements

During the period presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Aside from the Investments accounting policy described in the notes to our financial statements, the Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, have not materially changed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $123.2 million as of June 30, 2020. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three and six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, most of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has since reached multiple other regions and countries, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as our manufacturing partner Penn, are located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We are early in our development efforts and have only initiated our Phase 1 DesCAARTesTM Trial in June 2020. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our Phase 1 trial of DSG3-CAART prior to dosing subjects in Part B. The FDA has communicated that the dosing of subjects in Part B1 is not subject to review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with CAAR T cell therapies will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

Although we plan to infuse DSG3-CAART without preconditioning initially in our DesCAARTesTM Trial, we may in the future use a preconditioning regimen for our CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

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

Our IND was cleared in September 2019, and we initiated our DesCAARTesTM Trial in June 2020. DSG3-CAART has only been administered in murine models to date, and such results may not be predictive of the results of our clinical trial or any future clinical trials. Because DSG3-CAART is the first product candidate that we plan to test in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we do not intend to use pre-infusion lymphodepletion or other preconditioning regimen initially in our Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our clinical trial of DSG3-CAART could influence physicians’ and regulators’ opinions with regard to the viability of our CABA platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, or if it is viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T cell therapies may be significantly harmed.

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

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Similar adverse events could occur during treatment with our CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may cause the CAAR T cells to proliferate, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

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

Our initial clinical trial for our lead product candidate will be open-label. From time to time, we may publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additionally, we expect that in our DesCAARTesTM Trial, the product candidate will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells. Because of the fractionated-dose infusion scheme, if we release topline results from our Phase 1 clinical trial, they may differ from the final data we observe once all dose levels have been administered within the initial cohort.

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

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials beyond our current recruitment for our DesCAARTes Trial initiated in June 2020. Otherwise, we currently have ongoing IND-enabling studies for our MuSK CAAR T program, with a planned IND submission anticipated in the second half of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	be subject to post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

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

•	delays in recruiting eligible patients to participate in our clinical trials;
•	delays in treating one or more patients, once enrolled, due to a patient’s inability to accommodate parts of the complex study procedures schedule;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•	limitations on our recourse in our CRO relationship with Penn as compared to a CRO that is not an academic institution;
•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•	transfer of manufacturing processes to any new CDMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	patients dropping out of a trial;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
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

For our clinical trials of DSG3-CAART and our other product candidates, we expect to continue to contract with Penn and other academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using DSG3-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of DSG3-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our DesCAARTesTM Phase 1 clinical trial and expected Phase 1 clinical trials for each of our product candidates will be pilot dose escalation studies with a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM Trial is small, the results from such clinical trial, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In our DesCAARTesTM Trial, we plan to evaluate the toxicity profile of DSG3-CAART and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM Trial, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM Trial.

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

As of June 30, 2020, we had 31 full-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently licensed rights to the patents underlying our product candidates and initiated our DesCAARTesTM Trial in June 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2020 and 2019, we recorded net losses of $15.6 million and $6.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $48.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM Trial, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, and FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM Trial, our initial in vitro studies and expected in vivo studies of MuSK-CAART, and our planned studies for DSG3/1-CAART as well as research and development, preclinical studies and clinical trials for FVIII-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through completion of Part A Dose Escalation of our DesCAARTesTM Trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of June 30, 2020, we had approximately $123.2 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the third quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans.

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

A fast track designation by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our research and development, the status of and results from non-clinical studies or clinical trials we may commence in the future, as well as any collaborations that we may enter into with third parties for our product candidates or strategic opportunities that become available to us, and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from this offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. As June 30, 2020, we have not used any of the net proceeds from our initial public offering.

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

10.1†*	Amendment to CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of May 18, 2020 between the Registrant and the Trustees of the University of Pennsylvania.
10.2†

Amendment No. 1, dated May 27, 2020, to the Sponsored Research Agreement, dated April 23, 2018, between the Company and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on May 28, 2020).

10.3†

First Amendment, dated May 27, 2020, to the Amended and Restated License Agreement, dated July 23, 2019, among the Company, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on May 28, 2020).

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

#	Indicates a management contract or any compensatory plan, contract or arrangement.

†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cabaletta Bio, Inc.

Date: August 6, 2020	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)