Form 10-Q
period 2020-09-30
Cabaletta Bio, Inc.
filed 2020-11-10
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 24,055,467 shares of common stock, $0.00001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

•

We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

•

We are highly dependent on our relationship with University of Pennsylvania, or Penn, for our preclinical research and development activities, key technology and our current manufacturing needs for our clinical trial of DSG3-CAART, or the DesCAARTesTM Trial, and if Penn’s manufacturing capacity is reduced or otherwise delayed or limited, this could adversely impact enrollment in our DesCAARTesTM Trial.

•

We are reliant on intellectual property licensed to us by Penn and termination of our license agreement with Penn would result in the loss of significant rights, which would have a material adverse effect on our business.

•

If we are unable to obtain and maintain sufficient intellectual property protection for DSG3-CAART, our other product candidates and technologies or any future product candidates, we may not be able to compete effectively in our markets.

•	We will need to raise substantial additional funding before we can expect to complete development of any of our product candidates or generate any revenues from product sales.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

If we are unable to successfully develop our current programs into a portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

•	If we encounter difficulties enrolling patients in our DesCAARTesTM Trial or future clinical trials, these clinical development activities could be delayed or otherwise adversely affected.
•

If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Results of earlier studies may not be predictive of future study or trial results, and we may fail to establish an adequate safety and efficacy profile to conduct clinical trials or obtain regulatory approval for our product candidates.

•

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any of our product candidates, we may need to delay, abandon or limit our further clinical development of those product candidates.

•

The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

•	Manufacturing and administering our product candidates is complex and we may encounter difficulties in technology transfer from Penn to a contract development and manufacturing organization.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We may establish our own manufacturing facility and infrastructure in addition to or in lieu of relying on third parties for the manufacture of our product candidates, which will be costly and time-consuming, and which may not be successful.

•	Our future success depends in part upon our ability to retain our key employees, consultants and advisors and to attract, retain and motivate other qualified personnel.
•	If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM Trial, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$108,679	$136,204
Short-term investments	8,062	—
Prepaid expenses and other current assets	2,477	4,348
Total current assets	119,218	140,552
Property and equipment, net	980	815
Long-term investments	1,333	—
Other assets	239	101
Total assets	$121,770	$141,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$953	$920
Accrued and other current liabilities	3,312	2,227
Total current liabilities	4,265	3,147
Commitments and Contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting shares and 6,409,519 non-voting shares) shares authorized at September 30, 2020 and December 31, 2019, respectively; 24,055,467 (19,379,852 voting shares and 4,675,615 non-voting shares) shares issued and outstanding at September 30, 2020 and 24,034,022 (17,624,503 voting shares and 6,409,519 non-voting shares) issued and outstanding at December 31, 2019, respectively	—	—
Additional paid-in capital	174,482	171,280
Accumulated other comprehensive income	12	—
Accumulated deficit	(56,989)	(32,959)
Total stockholders’ equity	117,505	138,321
Total liabilities and stockholders’ equity	$121,770	$141,468

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$5,650	$3,220	$15,601	$8,645
General and administrative	2,766	1,811	8,902	4,178
Total operating expenses	8,416	5,031	24,503	12,823
Loss from operations	(8,416)	(5,031)	(24,503)	(12,823)
Other income:
Interest income	23	381	473	1,283
Net loss	(8,393)	(4,650)	(24,030)	(11,540)
Deemed dividend	—	—	—	(5,326)
Net loss attributable to common stockholders	$(8,393)	$(4,650)	$(24,030)	$(16,866)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	1	—	12	—
Net comprehensive loss	$(8,392)	$(4,650)	$(24,018)	$(16,866)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.36)	$(2.17)	$(1.09)	$(9.34)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance—December 31, 2018	12,393,047	$43,921	3,848,320	$—	$1,762	$—	$(12,452)	$(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—	—
Exchange of convertible preferred stock, including deemed dividend	—	5,326	—	—	(2,258)	—	(3,068)	(5,326)
Stock-based compensation	—	—	—	—	496	—	—	496
Net loss	—	—	—	—	—	—	(3,532)	(3,532)
Balance—March 31, 2019	19,356,835	97,954	3,848,320	—	—	—	(19,052)	(19,052)
Exchange of convertible preferred stock, including deemed dividend	—	—	—	—	(416)	—	416	—
Stock-based compensation	—	—	—	—	416	—	—	416
Net loss	—	—	—	—	—	—	(3,358)	(3,358)
Balance—June 30, 2019	19,356,835	$97,954	3,848,320	$—	$—	$—	$(21,994)	$(21,994)
Reclassification (See Note 1)	—	—	—	—	912	—	(912)	—
Stock-based compensation	—	—	—	—	569	—	—	569
Net loss	—	—	—	—	—	—	(4,650)	(4,650)
Balance—September 30, 2019	19,356,835	$97,954	3,848,320	$—	$1,481	$—	$(27,556)	$(26,075)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance—December 31, 2019	—	$—	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Stock-based compensation	—	—	—	—	873	—	—	873
Net loss	—	—	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	—	—	24,034,022	—	172,153	—	(40,444)	131,709
Stock-based compensation	—	—	—	—	1,067	—	—	1,067
Net unrealized gains on available-for-sale securities	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(8,152)	(8,152)
Balance—June 30, 2020	—	—	24,034,022	—	173,220	11	(48,596)	124,635
Stock-based compensation	—	—	—	—	1,127	—	—	1,127
Issuance of common stock in connection with exercise of stock options	—	—	21,445	—	135	—	—	135
Net unrealized gains on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(8,393)	(8,393)
Balance—September 30, 2020	—	$—	24,055,467	$—	$174,482	$12	$(56,989)	$117,505

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,030)	$(11,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,067	1,481
Amortization of premium on investments	81	—
Depreciation	244	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,871	449
Other assets	(138)	(91)
Accounts payable	59	552
Accrued and other current liabilities	1,249	934
Net cash used in operating activities	(17,597)	(8,162)
Cash flows from investing activities:
Purchases of property and equipment	(408)	(420)
Purchases of available-for-sale securities	(11,097)	—
Proceeds from maturities of available-for-sale securities	1,633	—
Net cash used in investing activities	(9,872)	(420)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	50,000
Issuance costs of convertible preferred stock	—	(1,293)
Proceeds from exercise of stock options	135	—
Issuance costs of common stock	(191)	(2,101)
Net cash (used in) provided by financing activities	(56)	46,606
Net (decrease) increase in cash and cash equivalents	(27,525)	38,024
Cash and cash equivalents—beginning of period	136,204	33,017
Cash and cash equivalents—end of period	$108,679	$71,041
Supplemental disclosures of non-cash investing and financing activities:
Exchange of convertible preferred stock, including deemed dividend	$—	$10,090
Deferred offering costs in accrued expenses	$—	$462
Property and equipment purchases included in accrued expenses and accounts payable	$227	$174

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and, in March 2020, was declared a pandemic by the World Health Organization. The virus continues to spread globally, including in the United States, and efforts to contain the spread of COVID-19, including severe travel restrictions, social distancing requirements, stay-at-home orders and other measures, have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including its ability to raise additional capital, the timing and enrollment of patients in its planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $118,074 as of September 30, 2020. Through September 30, 2020, the Company has incurred an accumulated deficit of $56,989. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents and investments as of September 30, 2020, will be sufficient to fund its projected operations for at least 12 months following the date of these financial statements.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 30, 2020 (2019 Annual Report).

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

Significant Accounting Policies

Aside from the Investments accounting policy described below, there have been no significant changes to the Company’s accounting policies during the three and nine months ended September 30, 2020, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2019 Annual Report.

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

Reclassification

A reclassification of $912 has been made increasing additional paid-in capital and increasing accumulated deficit for the three month period ended September 30, 2019 with respect to the exchange of Convertible Preferred Stock recorded in January 2019. The reclassification had no impact on the Statements of Operations, including Net Loss and Loss Per Share, Total Assets and Total Equity.

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the three and nine months ended September 30, 2020, the costs incurred under this arrangement totaled $46 and $268, respectively. For the three and nine months ended September 30, 2019, the costs incurred under this arrangement totaled $180 and $445, respectively. As of September 30, 2020 and December 31, 2019, amounts owed under this arrangement totaled $24 and $36, respectively, and are included in accounts payable in the accompanying balance sheets.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Cash and money market funds	$108,679	$108,679	$—	$—
Short-term investments:
Corporate bonds	8,062	—	8,062	—
Long-term investments:
Corporate bonds	1,333	—	1,333	—
Total	$118,074	$108,679	$9,395	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Cash and money market funds	$136,204	$136,204	$—	$—
Total	$136,204	$136,204	$—	$—

The Company’s Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets between the fair value measurement levels during the three and nine months ended September 30, 2020 or 2019.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2019.

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash and money market funds
Included in cash and cash equivalents	$108,679	$—	$—	$108,679
Corporate bonds - due in one year or less
Included in short-term investments	8,051	11	—	8,062
Corporate bonds - due between one to two years
Included in long-term investments	1,332	1	—	1,333
Total	$118,062	$12	$—	$118,074

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Research and development services	$1,507	$231
General and administrative services	118	297
Compensation expense	1,547	1,522
Other	140	177
	$3,312	$2,227

5. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $67 and $200 for the three and nine months ended September 30, 2020, respectively, and $67 and $110 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the future minimum payments for operating leases are as follows:

October 1, 2020 to December 31, 2020	$67
2021	268
2022	158
Thereafter	—
$493

Research Service Agreement

In August 2018, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for the manufacturing of preclinical study and clinical trial material. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $201 for the three and nine months ended September 30, 2019, respectively. There were no expenses related to this agreement for the three and nine months ended September 30, 2020 and there were no amounts due under the research service agreement with CHOP as of September 30, 2020.

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

There were no amounts due under the Penn Agreement as of September 30, 2020.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of sponsored research. In August 2020, this agreement was further amended to extend the term of the original research plan.

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $11,781 under the agreements satisfies the Company’s annual obligation under the Penn Agreement (see License Agreement with the Trustees of the University of Pennsylvania above). Research and development expense related to these research agreements recognized in the accompanying statements of operations was $624 and $1,960 for the three and nine months ended September 30, 2020, respectively, and $710 and $2,131 for the three and nine months ended September 30, 2019, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $1,232 and $1,588 as of September 30, 2020 and December 31, 2019, respectively and there was $183 included in Accrued and other current liabilities in the accompanying balance sheets as of September 30, 2020.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three and nine months ended September 30, 2020 was $259 and $1,997, respectively, and $286 and $1,970 for the three and nine months ended September 30, 2019, respectively. The Company may incur expenses up to $1,435 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Under this agreement, the Company recognized no expense in the three and nine months ended September 30, 2020 and $250 for the three and nine month periods ended September 30, 2019.

Manufacturing Agreements

Under agreements with manufacturers and other related vendors, the Company is progressing a staged plan for vector development and may incur up to $537 in committed spend over the next six months.

Collaboration and License Agreement

In July 2020, the Company entered into a collaboration and license agreement with Artisan Bio, Inc. (Artisan), wherein the Company and Artisan agreed to collaborate to potentially enhance certain pipeline products of the Company at specific targets using Artisan’s gene editing and engineering technology. If the Artisan technology is applied to any of the Company’s products, the Company will be responsible for the development, manufacturing, and commercialization of any such products. Under the terms of the agreement, the Company was required to pay Artisan a nominal upfront fee, as well as costs associated with research and development activities.  Artisan is eligible to receive future research, development and regulatory milestones, and is also eligible to receive sales milestones and tiered royalties on net sales of products that incorporate the Artisan technology. The Company can terminate the agreement at will upon advance written notice with payment of a nominal cancellation fee.

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

6. Preferred Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock as of September 30, 2020, none of which is issued or outstanding. The preferred stock is not redeemable and does not have a stated voting, dividend or liquidation preference.

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

The following table summarizes the Company’s Convertible Preferred Stock issued and outstanding as of September 30, 2019:

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

In October 2019, the Convertible Preferred Stock was converted into 12,904,534 shares of Common Stock. Certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s IPO. The non-voting shares of Common Stock have the same rights and preferences as the Common Stock but are non-voting. No Convertible Preferred Stock was outstanding as of September 30, 2020 or December 31, 2019.

7. Common Stock

Common Stock

Pursuant to the Amended and Restated Certificate of Incorporation filed in August 2018, the Company was authorized to issue a total of 21,147,115 shares of common stock. In January 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 29,000,000 shares of common stock. In October 2019, the Company’s certificate of incorporation was further amended to authorize the issuance of 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action. In August 2020, 1,733,904 shares of non-voting common stock were converted to voting common stock.

In May 2018, several of the Company’s founders agreed to modify their shares of common stock outstanding to include vesting provisions that require continued service to the Company in order to vest in those shares. As such, the 2,904,000 modified shares of common stock became compensatory upon such modification. The fair value of the awards on the modification date was determined to be $0.74 per share of common stock, based on the issuance of convertible notes in May 2018, considering the maximum conversion price and the seniority of the notes. The total compensation cost resulting from the modification was $2,126. The total compensation cost is being recognized over the three-year vesting term attendant to the founders’ common shares. During the three months ended September 30, 2020, the Company recognized $124 and $44 of this amount in research and development expense and general and administrative expense, respectively. During the nine months ended September 30, 2020, the Company recognized $372 and $132 of this amount in research and development expense and general and administrative expense, respectively. During the three months ended September 30, 2019, the Company recognized $132 and $44 of this amount in research and development expense and general and administrative expense, respectively. During the nine months ended September 30, 2019, the Company recognized $396 and $132 of this amount in research and development expense and general and administrative expense, respectively.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which was increased by 961,361 shares on January 1, 2020 and shall be cumulatively increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. As of September 30, 2020, there were 2,329,903 shares remaining available for issuance.

  A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	2,129,632	$5.12	9.2	$18,844
Granted	797,572	13.06
Exercised	(21,445)	6.30		121
Forfeited	(16,714)	6.30
Outstanding as of September 30, 2020	2,889,045	7.30	8.8	12,622
Options Exercisable at September 30, 2020	784,221	3.58	8.3	5,745

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $8.25 and $4.77, respectively. The aggregate grant-date fair value of options vested during the nine months ended September 30, 2020 and 2019 was $1,709 and $276, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine months ended September 30,
	2020	2019
Risk-free interest rate	0.28%—1.48%	1.39%—2.59%
Expected term	5.7—6.1 years	0.3—6.1 years
Expected volatility	70%—79%	70%—76%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company recognizes stock-based compensation with respect to equity awards under the 2018 and 2019 Plans, the 2019 ESPP and with respect to vesting common stock issued to founders. The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$539	$365	$1,449	$962
General and administrative	588	204	1,618	519
Total	$1,127	$569	$3,067	$1,481

As of September 30, 2020, there was $10,831 of unrecognized compensation cost related to unvested option awards, including $176 with respect to one grant with performance-based vesting terms, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2020, there was $407 of unrecognized compensation cost related to unvested stock awards granted to several Company founders, which is expected to be recognized over a weighted-average period of 0.6 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, which was cumulatively increased on January 1, 2020 by 234,229 shares and each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. The 2019 ESPP allows eligible employees to purchase shares during certain offering periods. The first period commenced on July 1, 2020 and will end on November 30, 2020. Thereafter, offerings will be six months in duration and will commence on each December 1 and

June 1. Employee contributions are made through payroll deductions over the offering period and, subject to certain limitations, will be used to purchase shares at the end of each offering period. No shares have been purchased under the 2019 ESPP as of September 30, 2020.

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2020 and December 31, 2019.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three and nine months ended September 30, 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(6,434)	$(1,959)	$(18,393)	$(5,637)

Denominator
Weighted average number of shares used in basic per share computation	17,828,169	5,429,486	16,943,599	5,193,114
Net loss per share, basic	$(0.36)	$(0.36)	$(1.09)	$(1.09)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(6,434)	$(1,959)	$(18,393)	$(5,637)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,959)	—	(5,637)	—
Allocation of undistributed losses	$(8,393)	$(1,959)	$(24,030)	$(5,637)

Denominator
Weighted average number of shares used in basic per share computation	17,828,169	5,429,486	16,943,599	5,193,114
Add: conversion of non-voting to voting common shares outstanding	5,429,486	—	5,193,114	—
Weighted average number of shares used in diluted per share computation	23,257,655	5,429,486	22,136,713	5,193,114
Net loss per share, diluted	$(0.36)	$(0.36)	$(1.09)	$(1.09)

For the three and nine months ended September 30, 2019, basic and diluted net loss per share is:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Basic and diluted net loss per share:
Numerator
Net loss attributable to common stockholders	$(4,650)	$(16,866)

Denominator
Weighted average number of shares used in basic and diluted per share computation	2,142,958	1,806,494
Net loss per share, diluted	$(2.17)	$(9.34)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2020	2019
Convertible preferred stock	—	19,356,835
Stock options to purchase common stock	2,889,045	1,942,411
Non-vested common stock	696,595	1,619,772
	3,585,640	22,919,018

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and exploring their potential to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T products candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering skin disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. Our lead product candidate, DSG3-CAART, designed to treat patients with mPV, is currently enrolling patients for a Phase 1 trial, or the DesCAARTesTM trial. We expect to report the acute safety data from the first cohort of patients in the DesCAARTesTM trial in the first half of 2021. Our lead preclinical product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, and is currently in IND enabling studies, with an IND submission expected in the 2nd half of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to three undisclosed targets.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of September 30, 2020, we had $118.1 million in cash and cash equivalents and investments.

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

The Company’s financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19.  However, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including its ability to raise additional capital, the timing and enrollment of patients in its planned clinical trials, future financings and other expected milestones of its product candidates.

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

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of research. In August 2020, this agreement was further amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement.

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

Results of Operations for the Three Months ended September 30, 2020 and 2019

The following sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$5,650	$3,220	$2,430
General and administrative	2,766	1,811	955
Total operating expenses	8,416	5,031	3,385
Loss from operations	(8,416)	(5,031)	(3,385)
Other income:
Interest income	23	381	(358)
Net loss	$(8,393)	$(4,650)	$(3,743)

Research and Development

Research and development expenses were $5.7 million for the three months ended September 30, 2020 as compared to $3.2 million for the three months ended September 30, 2019. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$645	$733	$(88)
License of intellectual property and subscription fee	10	267	(257)
Manufacturing of preclinical and clinical supplies	1,209	262	947
Clinical trials	297	152	145
Personnel	1,857	1,218	639
Development services	1,591	519	1,072
Other	41	69	(28)
	$5,650	$3,220	$2,430

Specific changes in our research and development expenses include a:

•	$1.0 million net increase in costs under our development services and sponsored research agreements from increased outsourced preclinical research activities and increased purchases of lab supplies;
•	$0.9 million increase in manufacturing costs due to vector manufacturing and cell processing capabilities and related activities;
•	$0.6 million increase in personnel costs due to the hiring of additional employees, including an increase of $0.2 million of stock-based compensation expense;
•	$0.2 million increase in clinical trial expense, primarily from start-up costs of the DesCAARTesTM Trial; and
•

a $0.3 million decrease in license of intellectual property and subscription fees due to a non-refundable payment made to Penn under a Subscription and Technology Transfer Agreement in the third quarter of 2019.

General and Administrative

General and administrative expenses were $2.8 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019. The increase of $1.0 million in our general and administrative expenses includes:

•	$0.7 million of increased costs related to personnel from the hiring of additional employees, including an increase of $0.4 million of stock-based compensation expense;
•	$0.6 million of increased insurance costs, primarily as a result of being a public company; and

•	a $0.3 million decrease in costs of services, primarily from lower consulting and legal costs as the result of transitioning to more full-time employees.

Other Income

Interest income decreased $0.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 on a higher balance of cash and cash equivalents and investments, as a result of a significant decrease in interest rates beginning in March 2020.

Results of Operations for the Nine Months ended September 30, 2020 and 2019

The following sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$15,601	$8,645	$6,956
General and administrative	8,902	4,178	4,724
Total operating expenses	24,503	12,823	11,680
Loss from operations	(24,503)	(12,823)	(11,680)
Other income:
Interest income	473	1,283	(810)
Net loss	$(24,030)	$(11,540)	$(12,490)

Research and Development

Research and development expenses were $15.6 million for the nine months ended September 30, 2020 as compared to $8.6 million for the nine months ended September 30, 2019. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$2,026	$2,199	$(173)
License of intellectual property and subscription fee	43	275	(232)
Manufacturing of preclinical and clinical supplies	3,920	1,899	2,021
Clinical trials	840	152	688
Personnel	5,493	2,519	2,974
Development services	3,182	1,471	1,711
Other	97	130	(33)
	$15,601	$8,645	$6,956

Specific changes in our research and development expenses include a:

•	$3.0 million increase in personnel costs due to the hiring of additional employees, including an increase of $0.5 million of stock-based compensation expense;
•	$2.0 million increase in manufacturing costs primarily due to vector manufacturing;
•	$1.5 million net increase in costs under our development services and sponsored research agreements from increased outsourced preclinical research activities and increased purchases of lab supplies;
•	$0.7 million increase in clinical trial expense from start-up costs of the DesCAARTesTM Trial, and
•

a $0.2 million decrease in license of intellectual property and subscription fees due to a non-refundable payment made to Penn under a Subscription and Technology Transfer Agreement in the third quarter of 2019.

General and Administrative

General and administrative expenses were $8.9 million for the nine months ended September 30, 2020 compared to $4.2 million for the nine months ended September 30, 2019. The increase of $4.7 million in our general and administrative expenses includes:

•	$2.3 million of increased costs related to personnel from the hiring of additional employees, including an increase of $0.7 million of stock-based compensation expense;
•	$1.7 million of increased insurance costs, primarily as a result of being a public company; and
•	$0.7 million of increased costs of services, including legal, audit and accounting, public relations, recruiting and other consulting fees, primarily as a result of being a public company.

Other Income

Interest income decreased $0.8 million, to $0.5 million for the nine months ended September 30, 2020 from $1.3 million for the nine months ended September 30, 2019 on a higher balance of cash and cash equivalents and investments, as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through September 30, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of September 30, 2020, we had $118.1 million in cash and cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2020, we had an accumulated deficit of $57.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and investments as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.  If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,597)	$(8,162)
Investing activities	(9,872)	(420)
Financing activities	(56)	46,606
Net (decrease) increase in cash and cash equivalents	$(27,525)	$38,024

Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities of $17.6 million was attributable to a net loss of $24.0 million, partially offset by non-cash charges of $3.4 million, primarily from stock-based compensation and depreciation expense and a net change of $3.0 million in our net operating assets and liabilities.

During the nine months ended September 30, 2019, cash used in operating activities of $8.2 million was attributable to our net loss of $11.5 million, partially offset by non-cash charges of $1.5 million from stock-based compensation and depreciation expense and a net change of $1.8 million in our net operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities of $9.9 million was attributable to $11.1 million of purchases of available-for-sale investments and $0.4 million of purchases of property and equipment, partially offset by proceeds of $1.6 million from maturities of available-for-sale investments.

During the nine months ended September 30, 2019, $0.4 million of cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, cash used in financing activities was for payments of common stock issuance costs from our IPO in October 2019, partially offset by proceeds from stock option exercises.

During the nine months ended September 30, 2019, our financing activities provided $48.7 million of net proceeds upon the issuance of convertible preferred stock in January 2019, partially offset by $2.1 million of deferred offering costs related to our initial public offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $118.1 million as of September 30, 2020. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the three and nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, most of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

Our business involves material and other risks, some of which are summarized and described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

Risks Related to Our Business, Technology and Industry

Risks Related to Clinical Development

We are early in our development efforts. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only initiated our DesCAARTesTM Trial in June 2020. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials beyond our current recruitment for our DesCAARTes TM Trial initiated in June 2020. Otherwise, we currently have ongoing IND-enabling studies for our MuSK CAAR T program, with a planned IND submission anticipated in the second half of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

Risks Related to the Industry

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

Risks Related to Sales, Marketing and Competition

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

Risks Related to Business Development

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

As of September 30, 2020, we had 31 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Risks Related to Litigation

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

Risks Related to Past Financial Condition

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2020 and 2019, we recorded net losses of $24.0 million and $11.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $57.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Risks Related to Future Financial Condition

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

As of September 30, 2020, we had approximately $118.1 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the third quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Licensed Intellectual Property

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

Certain of the intellectual property rights we have licensed, including rights licensed to us by Penn relating to our DSG3-CAART and DSG3/1-CAART product candidates, was generated through the use of U.S. government funding and may therefore be subject to certain federal laws and regulations. As a result, the U.S. government has certain rights to intellectual property embodied in our DSG3-CAART and DSG3/1-CAART product candidates and may have rights in future product candidates pursuant to the Bayh-

Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights”. The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, such as Penn, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for product candidates covered by such intellectual property.

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

Risks Related to Patents

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

Risks Related to Our Reliance on Third Parties

Risks Related to Our Reliance on Penn

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites, including Penn, to enroll patients and conduct the DesCAARTesTM Trial in a timely and appropriate manner. If our clinical trial sites do not conduct the trial on the timeline we expect or otherwise fail to support the trial, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CDMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

Risks Related to Our Reliance on Other Third Parties

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

In addition, many of the components which are required to support our cell manufacturing process, such as equipment, media, growth factors and disposables, are highly specialized and it is possible that the supply chain for these materials may be interrupted. If we are unable to promptly remedy such interruption, then there may be delays to our clinical development efforts.

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

Risks Related to Ongoing Regulatory Obligations

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

Risks Related to Healthcare

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

Risks Related to Data and Privacy

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

Risks Related to Ownership Generally

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 75.0% of our outstanding voting common stock, or 71.0% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 4,675,615 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 19% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Risks Related to our Charter and Bylaws

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

Risks Related to Tax

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

Risks Related to Investments in Securities

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our research and development, the status of and results from non-clinical studies or clinical trials we may commence in the future, as well as any collaborations that we may enter into with third parties for our product candidates or strategic opportunities that become available to us, and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from this offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. As September 30, 2020, we have not used any of the net proceeds from our initial public offering.

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

Amendment No. 2, dated August 17, 2020, to the Sponsored Research Agreement, dated April 23, 2018, as amended by Amendment No.1 dated May 27, 2020, between the Company and the Trustees of the University of Pennsylvania

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

Cabaletta Bio, Inc.

Date: November 10, 2020	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)