Form 10-K
period 2020-12-31
Cabaletta Bio, Inc.
filed 2021-03-16
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $214 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2020.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2021 was 24,062,775.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•	Manufacturing and administering our product candidates is complex and we may encounter difficulties in technology transfer from Penn to a contract manufacturing organization.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
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

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials and our planned Investigational New Drug application submissions, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and exploring their potential to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead product candidate, DSG3-CAART, designed to treat patients with mPV, is currently enrolling patients for a Phase 1 trial, or the DesCAARTesTM  trial. We expect to report the acute safety data from the first cohort of patients in the DesCAARTesTM  trial in the first half of 2021, with additional topline data on any completed dose cohorts throughout the second half of 2021. Our lead preclinical product candidate, designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, is currently in Investigational New Drug, or IND, enabling studies with an IND submission expected in the second half of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to three undisclosed targets.

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

Our current product candidate pipeline is illustrated below.

*	In our discovery stage, we perform epitope mapping and optimize CAAR construct and design.
**	May not be required if Phase 2 is a registrational clinical trial, subject to discussion with the FDA.

Our initial therapeutic focus is on pemphigus vulgaris, or PV, a chronic, autoimmune blistering skin disease. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, PV remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects mucosal surfaces. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target B cells expressing autoantibodies specific for DSG3, which may prevent these B cells from producing DSG3 antibodies that are the cause of mPV while preserving general B cell immune function. In January 2020, the U.S. Food and Drug Administration, or the FDA, granted orphan drug designation to DSG3-CAART for the treatment of PV. In May 2020, DSG3-CAART received fast track designation from the FDA for improving healing of mucosal blisters in patients with mPV. In December 2020, we announced that the first patient had been dosed in the DesCAARTes™ trial. Our next PV-directed product candidate, DSG3/1-CAART, is being designed to target B cells expressing autoantibodies against DSG3 and desmoglein 1, or DSG1. It is being developed for the treatment of mucocutaneous PV, or mcPV, another subtype of PV that affects both mucosal and skin surfaces and is caused by autoantibodies against DSG3 and DSG1, respectively.

Our lead preclinical product candidate, MuSK-CAART, is designed to treat a subset of patients with myasthenia gravis, or MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets B cells expressing autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. Data from our initial in vitro and in vivo studies of MuSK-CAART was presented at the American Academy of Neurology’s Science Highlights Virtual Platform in May 2020. The efficacy and safety of MuSK CAAR T cells were investigated using in vitro cytotoxicity assays, in vitro screens for off-target toxicity and a mouse model to evaluate the efficacy of human MuSK CAAR T cells against MuSK antibody expressing B cells in vivo. In preclinical studies, MuSK CAAR T cells demonstrated in vitro cytotoxicity towards a B cell line expressing anti-MuSK antibodies, but we did not observe any cytotoxicity when the anti-MuSK antibody was not expressed. In addition, MuSK CAAR T cells also targeted and eliminated a panel of B cells targeting different MuSK epitopes. In an in vivo mouse model, MuSK CAAR T cells, but not control CAAR T cells, showed biological activity by blocking the growth of B cell lines expressing an anti-MuSK antibody. Based in part on these results, IND-enabling studies have been initiated and an IND submission is anticipated in the second half of 2021.

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

Our manufacturing strategy is a three-stage process designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners while migrating to contract manufacturing organization, or CMO, partnerships and ultimately aiming to achieve full manufacturing independence. We believe partnering with proven and reputable manufacturing partners has allowed us to efficiently deploy financial and personnel resources. Stage 1 leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. This stage included early development work, support of the DSG3-CAART IND, and cell and vector product manufacturing for our DesCAARTesTM trial. We believe these partnerships and use of these established facilities have allowed us to move efficiently into clinical trials, but are not sufficient to support a commercial license. Stage 2, which is ongoing, is designed to engage partners who are qualified for manufacturing of vectors at commercial grade and scale and who have experience with cell processing. In January 2021, we initiated a collaboration with WuXi Advanced Therapies, Inc. or WuXi, to serve as our cell processing manufacturing partner for the anticipated MuSK-CAART Phase 1 clinical trial. Contingent on sufficient clinical evidence from the DesCAARTesTM trial, we plan to advance the third stage of our manufacturing strategy which will include building, qualifying and operating our own manufacturing facility. We believe this additional stage will enable full control of product development and commercial supply for products arising from our CABA platform, enabling us to achieve continuous improvement of our product candidates. Our Chief Executive Officer and Executive Vice President, Science and Technology, have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities which we hope will enable us to smoothly transition to stage 3 when feasible.

We plan to build upon our first mover advantage in the field of targeted cell therapy for B cell-mediated autoimmune diseases and further advance the discovery, development and commercialization of our CAAR T portfolio. Our extensive correlative study program has been designed to inform clinical observations from the DesCAARTesTM trial in order to preserve and expand our industry leading insights into the impact of CAAR T therapies in patients. Our scientific founders are leading experts in B cell-mediated autoimmune diseases and CAR T technology, and we are led by an experienced team with demonstrated success in discovering, developing, manufacturing, and evaluating novel cell therapy products in clinical trials. In addition, we have partnered our discovery and initial development efforts with Penn, a pioneer in cell and gene therapy with a proven track record of expertise in the translational research, clinical development and manufacturing of cell therapy products, in order to advance our lead product candidate in clinical trials along with our preclinical product candidates.

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

In May 2020, we amended and restated our worldwide license agreement with Penn to develop our CAAR T technology to treat B cell-mediated autoimmune and alloimmune diseases. This license agreement provides us with access to multiple patent families covering CAAR T therapy as applied to the field of B cell-mediated autoimmune and alloimmune diseases and to the robust intellectual property portfolio created by Penn under these SRAs in this field. See “—Our Material Agreements—Amended and Restated License Agreement with Penn.”

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

We believe Penn is uniquely suited to be our partner in our efforts to develop product candidates leveraging our CAAR T technology based on a decade of experience, including manufacturing and clinical support for approximately a dozen active cell therapy clinical trials. The original manufacturing process for the first FDA-approved CAR T therapy was developed at Penn before being transferred to Novartis Pharmaceuticals Corporation during late-stage clinical trials. We are leveraging Penn’s experience, validated standard operating procedures, manufacturing facilities and staffing to accelerate development efforts for our lead product candidate.

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

Pipeline

We are developing a portfolio of CAAR T cell product candidates for the treatment of B cell-mediated autoimmune diseases. Our lead product candidate, DSG3-CAART, targets B cells that express pathogenic autoantibodies against the DSG3 protein, which cause mPV. The publication of the first in vivo evaluation of activity and toxicity of the candidate in an animal model was followed by additional preclinical studies to support our IND submission, which was cleared by the FDA in September 2019 The FDA granted our lead product candidate, DSG3-CAART, designed to treat patients with mPV, orphan drug designation for the treatment of PV in January 2020 and fast track designation for improving healing of mucosal blisters in patients with mPV in May 2020. We initiated our DesCAARTes™  trial in June 2020 and announced the dosing of the first patient in December 2020. Our next PV-directed product candidate, DSG3/1-CAART, targets B cells that give rise to pathogenic autoantibodies against either the DSG3 or DSG1 protein, which cause mcPV, and could address a broader PV population.

Our second product candidate, MuSK-CAART, targets B cells that give rise to pathogenic autoantibodies against the MuSK receptor in patients with MG. An additional product candidate, FVIII-CAART, targets B cells that produce alloantibodies against exogenous FVIII in Hemophilia A patients who consequently require repeated and increased exogenous FVIII administration. In May 2020, we expanded our Payne SRA to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. We are exploring additional CAAR T cell product candidates that will focus on patients with B cell-mediated autoimmune diseases with well-defined antibody targets.

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

Clinical Development Plan

The FDA cleared our IND for a Phase 1 trial of DSG3-CAART in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020 and fast track designation for improving healing of mucosal blisters in patients with mPV in May 2020. We announced that the first patient was dosed in the DesCAARTesTM trial in December 2020. The DesCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of DSG3-CAART in the treatment of subjects with active mPV. DSG3-CAART will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells for the initial cohorts in the first phase. This dosing scheme is designed to reduce the potential risks associated with acute infusion-related toxicities while preserving potential benefit for subjects by allowing a total infused dose that we believe is large enough to be potentially therapeutic based on prior CAR T trials.

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

Patients are eligible to be enrolled if they have a confirmed diagnosis of mPV based on biopsy for histology and positive DSG3 ELISA; active disease at screening; elevated DSG3 by ELISA at screening; and previously been inadequately managed by, or refractory to, or relapsed after, or with contraindications to or intolerance of at least one prior systemic therapy. The primary objective of the trial is to evaluate the safety of DSG3-CAART cells, and secondary objectives include evaluating the initial signs of target engagement.

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

gMG affects approximately 50,000 to 80,000 patients in the United States. The majority of patients who develop gMG have autoantibodies against some part of the NMJ that are known to be pathogenic. 80% to 90% of patients with gMG have autoantibodies against the acetylcholine receptor, or AchR, detectable in their serum. Approximately 6% to 7.5% of patients with gMG have autoantibodies against MuSK, which is a different target on the surface of the muscle membrane.

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

In Vitro Studies, In Vivo Studies and Development Plan

Data from our initial in vitro and in vivo studies of MuSK-CAART was presented at the American Academy of Neurology’s Science Highlights Virtual Platform in May 2020. The efficacy and safety of MuSK CAAR T cells were investigated using in vitro cytotoxicity assays, in vitro screens for off-target toxicity and a mouse model to evaluate the efficacy of human MuSK CAAR T cells against MuSK antibody expressing B cells in vivo. In preclinical studies, MuSK CAAR T cells containing the native MuSK extracellular domain demonstrated in vitro cytotoxicity towards a panel of B cells expressing anti-MuSK antibodies specific for different extracellular regions of the MuSK protein, but no observed cytotoxicity when anti-MuSK antibodies are not expressed (figure below). Additionally, MuSK CAAR T cells did not demonstrate cytotoxicity toward cells expressing LRP4, which is a different protein in the neuromuscular junction that can bind with naturally occurring MuSK in certain configurations.

Figure illustrating that MuSK-CAART, which contains the native MuSK extracellular domain, demonstrated selective and specific in vitro cytotoxicity towards a B cell line expressing anti-MuSK antibodies targeting different MuSK epitopes across multiple domains of the native MuSK protein. The specific lysis increases directly with increasing effector to target ratios for MuSK-CAART.

As illustrated in the figure below, in an in vivo mouse model, MuSK CAAR T cells, but not control CAAR T cells, showed biological activity by blocking the growth of B cell lines expressing an anti-MuSK antibody.

Figure illustrating MuSK CAAR T cells are able to recognize and suppress anti-MuSK target cells in a murine model. The target cells express both CD19 and anti-MuSK B cell receptors, and CART19 is used as a positive control in this experimental system.

Based in part on these results, IND-enabling studies were initiated for the MuSK-CAART product candidate. An IND submission is anticipated in the second half of 2021 for MuSK-CAART.

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

Manufacturing

Manufacturing Strategy

We intend to implement a three-stage plan that we believe will ultimately enable us to achieve manufacturing independence. Part of our strategy relies on engaging non-profit and commercial suppliers early and in a staged manner. We believe partnering with proven and reputable manufacturing partners will allow us to efficiently deploy financial and personnel resources. Stage 1 of this plan is in place and utilizes the deep expertise in cell and vector manufacturing from our partners at Children’s Hospital of Philadelphia, or CHOP, and Penn. This included early development work, support of the DSG3-CAART IND, and cell and vector product manufacturing for our DesCAARTesTM trial. We believe these facilities will allow us to move efficiently into clinical trials but are not sufficient to support a commercial license.

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

1.

By securing contract manufacturing organizations, or CMOs, as partners during Stage 2 of our manufacturing strategy early on for both vector and cell manufacturing. We plan to prioritize potential partners who are qualified to, and have an established track record of, the commercial production of vector and cell products. We believe this allows us to make one change in our supply partners during an early period of clinical development to facilitate in vitro comparability testing and clinical validation, prior to controlled clinical studies.

2.

By licensing the cell manufacturing process used for our planned Phase 1 DSG3-CAART first-in-human study from Penn. This is allowing us the time to understand the process used in order to reduce the chance of changes that may impact comparability.

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

Vector Manufacturing

The lentiviral vector that we plan to use in the initial subjects in our DesCAARTesTM trial was manufactured at CHOP. We have also reserved multiple vector manufacturing slots at Penn and CHOP, which we may use in our DSG3-CAART or subsequent clinical trials. In parallel, we are engaging in development work with multiple CMOs with a plan to secure production slots for vector which may be used in our DSG3-CAART or subsequent clinical trials. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.

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

As we scale our manufacturing of DSG3-CAART and our other product candidates to meet our expected needs for further clinical trials, we may or may not rely on Penn, but we also expect to rely on CMOs and other third parties for the manufacturing and processing of our clinical trial materials. Any CMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need. In January 2021, we initiated a collaboration with WuXi to serve as our cell processing manufacturing partner for the anticipated MuSK-CAART Phase 1 clinical trial.

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

As of February 1, 2021, our patent estate (all of which has been in-licensed) included one issued U.S. patent, seven pending U.S. patent applications, and 34 pending foreign patent applications. See “—Our Material Agreements—Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.”

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

With regard to our MuSK-CAAR T cell product candidate, we have one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, and Russia, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

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

Our Material Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In July 2019, we entered into an amended and restated license agreement, or the License Agreement, as further amended in May 2020, with Penn and CHOP, collectively the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights of the Institution to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed-to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions. The License Agreement was amended in May 2020 to add certain intellectual property relating to one of the three undisclosed disease targets.

Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in the intellectual property we license from Penn. We may terminate the License Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days written notice.

Penn maintains control of all filing, prosecution and maintenance of the Institutions’ patent rights licensed by us, and we are responsible for all ongoing patent costs during the term of the agreement. We also reimbursed Penn for its out-of-pocket expenses incurred prior to the effective date of the agreement with respect to the filing, prosecution and maintenance of the patent rights licensed by us. Under the terms of the License Agreement, we were also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne. See “—Sponsored Research Agreements with the Trustees of the University of Pennsylvania.”

Under the License Agreement, we must use commercially reasonable efforts to develop and commercialize a product in each subfield. During the term of the License Agreement until the first commercial sale of the first product, we are obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10,000. We are required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that we are able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21.0 million. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by us, our affiliates or our sublicensees that contain, use, embody, result from the use of or incorporate, or are covered by, the intellectual property licensed by us. To the extent we sublicense our license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. We have also entered into a subscription and technology transfer agreement with Penn, pursuant to which we owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties under this License Agreement. Technology transfer activities would be at our cost and subject to agreement as to the technology to be transferred.

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

Dr. Aimee Payne

In April 2018, we entered into a Sponsored Research Agreement with Penn for the laboratory of Dr. Payne, or the Payne SRA, pursuant to which we agreed to sponsor certain research related to the development of T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance to be conducted in Dr. Payne’s laboratory at Penn. In May 2020, the Payne SRA was amended to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, this agreement was further amended to extend the term of the original research plan. Under the Payne SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia, MG and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. Unless earlier terminated, the Payne SRA will expire in February 2023.

We have committed to funding a defined research plan for through February 2023 under both the Milone and Payne SRAs. We have estimated the total cost of the two SRAs to be $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2020, $7.1 million of cost has been incurred pursuant to the Milone and Payne SRAs.

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

Research Agreements with The Regents of the University of California

In October 2018, we entered into the first Research Agreement, or the First UC Agreement, with The Regents of the University of California, or the UC Regents, pursuant to which the UC Regents agreed to perform certain research projects relating to the toxicity and activity of MuSK CAAR T cells in various models of anti-MuSK MG, or the UC Research. In January 2021, we entered into the Second Research Agreement, or the Second UC Agreement, collectively, the UC Agreements, pursuant to which the UC Regents agreed to perform the same.

The UC Agreements provide that the UC Regents will own all rights to any intellectual property developed solely by UC Regents employees in conducting the UC Research, or developed solely by any of our employees that conduct the UC Research using the UC Regents’ facilities or resources. The UC Regents granted us an irrevocable, royalty-free, nonexclusive, worldwide, nontransferable, perpetual license to use this UC-owned intellectual property for internal research purposes only.

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

If we exercise our option with respect to certain intellectual property under the UC Agreements, any license we enter into will require us to diligently pursue timely commercial development and marketing of product candidates using such intellectual property, and will be subject to other terms and conditions to be negotiated at the time of entering into any such license. Unless earlier terminated, the term of the First UC Agreement will expire in January 2022. Unless earlier terminated, the term of the Second UC Agreement will expire in 2023.

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

•

submission to the FDA of a BLA, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the NIH Office of Biotechnology Activities, or the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarify that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business.

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

Additionally, we may be subject to data privacy and security regulations by both the federal government and states in which we conduct our business. For example, HIPAA created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Further, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. Various portions of the ACA are currently undergoing constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. The former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be further amended, and we cannot predict what affect further changes to the ACA would have on our business, especially under the new Biden administration.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013 and subsequent legislation, and will remain in effect through 2030 unless additional congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, in May 2018, the former Trump administration also previously released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates.

Additionally, on December 2, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. While many of the proposed measures will require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

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

Employees

As of December 31, 2020, we had 34 employees, 33 of whom were full-time. Of those, 27 were engaged in research and development activities. All company employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are early in our development efforts and we have only initiated one clinical trial to date: our DesCAARTesTM trial in June 2020. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

In addition, preclinical murine and other animal models may not exist or be adequate for some or all of the B cell-mediated autoimmune diseases we choose to pursue in our programs, and because we are early in the clinical development process, we are unable to predict whether there may be short-term or long-term effects from treatment with any product candidates that we develop. In developing our product candidates, we have not exhaustively explored different options in the method for manufacturing CAAR T cells. We may find our existing manufacturing process may be substantially improved with future design or process changes, necessitating further clinical testing, delaying commercial launch of our first products, and causing us to incur additional expenses. For example, while we have used a lentiviral vector in our manufacturing process, we may in the future find that another viral vector or non-viral vector-based process offers advantages. Switching from one lentiviral vector to another or switching from lentiviral to another delivery system would necessitate additional process development and clinical testing, and this may delay the development of existing product candidates.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our DesCAARTesTM trial prior to dosing subjects in Part B. The FDA has communicated that the dosing of patients in Part B1 is not dependent on the review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with CAAR T cell therapies will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may adversely affect our ability to use DSG3 autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART. An inability to use DSG3 autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay efficient clinical development. As a result of these factors, including the concern that lymphodepletion may confer a potential increased safety risk to an autoimmune patient population, we believe the inclusion of such a regimen must be justified by clinical data demonstrating the need for it in the setting of autoimmune patients and is therefore difficult to justify in our first-in-human studies.

We initiated our DesCAARTesTM trial without a preconditioning regimen. If clinical data suggest that a preconditioning regimen is advisable, or if FDA requires that we employ a preconditioning regimen, we may employ such a regimen. If we ultimately use a preconditioning regimen, with or without lymphodepleting agents, prior to infusing patients with our CAAR T cell product candidates, our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimen, some of which may result in death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition. Even if we do not use a preconditioning regimen, patients may experience adverse effects related to our CAAR T cell product candidates, and our decision to design our clinical trials without preconditioning does not eliminate the risk of those side effects.

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

Our IND was cleared in September 2019, and we initiated our DesCAARTesTM trial in June 2020. We announced dosing of the first patient in this trial in December 2020. Until dosing of this patient, DSG3-CAART had only been administered in murine models, and the preclinical results we have observed may not be predictive of the results of our clinical trial or any future clinical trials. Because DSG3-CAART is the first product candidate that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we do not intend to use pre-infusion lymphodepletion or other preconditioning regimen initially in our Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials beyond our current DesCAARTesTM trial initiated in June 2020. Otherwise, we currently have ongoing IND-enabling studies for our MuSK CAAR T program, with a planned IND submission anticipated in the second half of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has since reached multiple other regions and countries, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as certain of our CMO partners, are located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness and availability of vaccines and the actions to contain COVID-19 or treat its impact, among others.

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as COVID-19. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by COVID-19. Some factors from the COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

These and other factors arising from the coronavirus could continue to worsen. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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

Our preclinical studies and clinical trials may fail to demonstrate the safety, potency and purity of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

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

Additionally, our ongoing DesCAARTes™ trial utilizes, and our planned trials may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an active drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our initial clinical trial for our lead product candidate will be open-label. From time to time, we may publicly disclose preliminary or topline or data from our preclinical studies and clinical trials, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Additionally, in our DesCAARTesTM trial, the product candidate will be administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. Events that may prevent successful or timely completion of clinical development include:

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

•	delays in recruiting eligible patients to participate in our clinical trials;
•	delays in treating one or more patients, once enrolled, due to a patient’s inability to accommodate parts of the complex study procedures schedule;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;
•	limitations on our recourse in our CRO relationship with Penn as compared to a CRO that is not an academic institution;
•	failure to perform in accordance with the FDA’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•	transfer of manufacturing processes to any new CMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	patients dropping out of a trial;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
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

•	obtaining IRB and other required reviewing body approval at each clinical trial site;
•	the proximity of patients to trial sites;
•	the design of the trial and whether the FDA agrees to the design and implementation of the trial;
•	our ability to identify clinical trial sites and recruit clinical trial investigators with the appropriate capabilities, competencies and experience;
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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Our DesCAARTesTM trial and additional expected Phase 1 clinical trials for each of our product candidates will be pilot dose escalation studies with a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

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

As of December 31, 2020, we had 33 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on Penn to produce and process our first product candidate and anticipate that in the future we will rely on a third-party CMO for the same. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2020 and 2019, we recorded net losses of $33.3 million and $16.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $66.3 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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
•

establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval, whether through a contract manufacturing organization, or CMO, or through a manufacturing facility that we establish;

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

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability, and we may face significant challenges and expense as we test our product candidates and build our capabilities.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, and FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

As of December 31, 2020, we had approximately $108.7 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the third quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Our ability to develop and commercialize our product candidates is heavily dependent on in-licenses to patent rights and other intellectual property granted to us by third parties. For example, we depend heavily on our License Agreement with Penn and CHOP, which was entered into in 2018, amended and restated in July 2019, and further amended in May 2020, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to intellectual property controlled by Penn and CHOP to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of such intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. We may enter into additional license agreements in the future. Our license agreement with Penn and CHOP imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Penn and CHOP, may have the right to terminate these license agreements, in which event we might not be able to market our product candidates. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial in a timely and appropriate manner. If our clinical trial sites do not conduct the trial on the timeline we expect or otherwise fail to support the trial, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on Penn to supply raw materials and other important components that are used to manufacture our product candidates and intend in the future to rely on CMOs. In the case of any manufacturing performed for us by Penn, the services performed for us risk being delayed because of the competing priorities that Penn has for utilization of its manufacturing resources and any capacity issues that thereby arise.

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

We are currently reliant upon Penn for our cell product manufacturing for our lead product candidate, DSG3-CAART. In parallel with initiating our first clinical trial, we have entered into an agreement with a CMO to help secure the manufacturing supply chain for future product candidates. We will need to develop relationships with suppliers, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by any CMO that we engage for our manufacturing needs. If we are not able to successfully transfer and produce comparable product candidates, our ability to further develop and manufacture our product candidates may be negatively impacted.

We plan to eventually establish our own manufacturing facility. While the addition of our own manufacturing facility would provide us with future flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some or all of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our CAAR T cell immunotherapy product candidates is limited.

Further, we may not be able to achieve clinical manufacturing and cell processing through Penn on a timely basis, on our own or at any future CMO. While our current manufacturing process is based off the validated process developed at Penn for CD19 CAR T, or CART19, we have limited experience as an organization in managing the CAAR T engineering process. Finally, because clinical manufacturing and cell processing is highly complex and patient donor material is inherently variable, we cannot be sure that the manufacturing processes employed by Penn, any CMO that we engage in the future, or by us at a manufacturing facility that we establish will consistently result in T cells that will be safe and effective.

Our product candidates are uniquely manufactured. If we, Penn or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel, and it has not yet been validated for commercial production. Among the complex processes used in the manufacture of our product candidates is the manufacture of the lentiviral delivery vector used to deliver the applicable CAAR gene into the T cells. For example, the manufacture of our product candidates includes harvesting white blood cells from each patient, stimulating certain T cells from the white blood cells and thereby causing them to activate and proliferate, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient’s body. Notably, the manufacture of both DSG3/1-CAART and FVIII-CAART may be more challenging or require new gene delivery technology due to the need to deliver large transgenes for these programs, and vector delivery systems have size limitations. Because of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies, and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to technical and logistics delays or failures due to the fact that each patient is an independent manufacturing lot, and also due to unique supply chain requirements.  These include the collection of white blood cells from patients’ blood, variability in the quality of white blood cells collected from patients’ blood, cryopreservation of the white blood cells collected, packaging and shipment of frozen white blood cells to the manufacturing site in order to enable multi-site studies, procurement of lentiviral vectors that meet potency and purity requirements and shipment to the product candidate manufacturing site, shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, scheduling constraints for cell manufacturing slots, process contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and inconsistency in cell growth. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes may result in the need to enroll additional patients or to conduct additional clinical studies to evaluate the impact of changes on product safety and efficacy. Penn has informed us that it will be unable provide clinical supply for any late-phase clinical trials of our product candidates that we may conduct. Therefore, we will need to enter into new agreements with CMOs to produce clinical supply of our product candidates for late-phase clinical trials. We cannot guarantee that we will be able to enter into such agreements on commercially acceptable terms, if at all. We will need to transfer the technology to manufacture our product candidates to these CMOs, and these CMOs may decide or be required to adopt different manufacturing protocols or processes, which may require us to amend any ongoing or proposed clinical trial protocols or perform additional preclinical studies to demonstrate the comparability of any such new manufacturing protocols or processes. We cannot provide any assurance that Penn will provide adequate support to efficiently and effectively transfer the technology or that disputes will not arise between us and Penn regarding the necessary scope of technology transfer, that the technology transfer will be successful, or that any CMO will be successful in producing our product candidates in sufficient quantities or of acceptable quality, if at all. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned clinical trials or other future clinical trials.

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

The manufacturing process for any products that we may develop is subject to the FDA approval process, and we will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in accordance with requirements from the FDA, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates or marketed biologics, operating restriction and criminal prosecutions, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products, if licensed, on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and we have engaged other CMOs to evaluate their potential capabilities and capacity for additional supply. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Penn, by a third-party CMO, or at any manufacturing facility that we may establish, will not occur in the future.

Penn, third-party CMOs that we engage or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

Penn, third-party CMOs that we engage, or we may also experience manufacturing difficulties due to resource constraints, labor disputes or workforce limitations arising from the expanding need for manufacturing in the cell therapy field and the limited number of training programs for technical staff. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. For example, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods or formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned clinical trials or other future clinical trials conducted with the altered materials or with materials made with the altered methods. Such changes may also require additional testing, or notification to, or approval by the FDA or other regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and/or jeopardize our ability to commence product sales and generate revenue.

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

We may also experience delays in completing ongoing and planned clinical trials for a variety of reasons, including delays related to:

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of

July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. For example, certain policies of the current U.S. President’s administration may impact our business and industry. Namely, the current U.S. President’s administration has taken several executive actions, including the issuance of a number of Executive Orders, that could, for example, result in changes to the FDA’s priorities and allocation of resources to respond to the COVID-19 pandemic. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, especially under the Biden administration. We cannot predict what affect further changes to the ACA would have on our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, in 2016, the United Kingdom referendum on its membership in the EU resulted in a majority of the United Kingdom voters voting to exit the EU, often referred to as “Brexit”. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom ceased being a Member State of the European Union on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020, during which most laws of the EU continued to apply to the United Kingdom, including the European Union’s rules, the European Union’s pharmaceutical laws. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on 1 January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the EU. This agreement provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forwards however there are still many uncertainties.  Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. The U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, some of whom receive stock options as compensation, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Data and Privacy

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

We are subject to stringent privacy and data protection requirements. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA– including health data – is governed by the European Union-wide General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU or monitors the behavior of individuals within the European Union. The GDPR is wide ranging in scope and imposes stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EEA, expanded disclosures to individuals about how their personal data is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, implementing safeguards to protect the security and confidentiality of personal data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections.

The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Our clinical trial activity conducted within the member states of the European Union is regulated by the GDPR. In addition, we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and mechanics of such transfers.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. We could be adversely affected if we fail to comply fully with all of these requirements. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.

Further, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

If our security measures are breached or unauthorized access to individually identifiable health information or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. The systems of Penn, any CMOs that we may engage in the future, and present and future CROs, contractors and consultants also could experience breaches of security leading to the exposure of confidential and sensitive information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack.

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

We have in the past experienced security incidents, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. For example, in 2019, we believe a phishing incident led to certain employee email accounts being accessed by an unauthorized third party. We initiated an investigation to determine whether further action was required under applicable law. The incident did not have a material impact on our business or financial condition. While we believe we responded appropriately, including implementing remedial measures with the goal of preventing similar such events in the future, there can be no assurance that we will be successful in these remedial and preventative measures or in successfully mitigating the effects of potential future incidents or cyber-attacks. We remain at risk for future breaches, including, without limitation, breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we would be likely to experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 71% of our outstanding voting common stock, or 64% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 4,458,004 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 19% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the “Shelf Registration Statement”), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. The Company will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

As of December 31, 2020, we had U.S. federal, state and local net operating loss carryforwards of $45.6 million, $47.7 million and $38.6 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses begin to expire in 2039. Approximately $45.3 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

General Risk Factors

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

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Stockholders

As of March 10, 2021, we had approximately 14 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the Company’s final prospectus related to the IPO. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our research and development, the status of and results from non-clinical studies or clinical trials we may commence in the future, as well as any collaborations that we may enter into with third parties for our product candidates or strategic opportunities that become available to us, and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from this offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus. As of December 31, 2020, we have not used any of the net proceeds from our initial public offering.

Item 6. Selected Financial Data.

Reserved.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and exploring their potential to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABA platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. Our lead product candidate, DSG3-CAART, designed to treat patients with mPV, is currently enrolling patients for a Phase 1 trial, or the DesCAARTesTM trial. In December 2020, we announced that the first patient had been dosed in the DesCAARTesTM trial. We expect to report the acute safety data from the first cohort of patients in the DesCAARTesTM trial in the first half of 2021, with additional topline data from any completed dose cohorts throughout the second half of 2021. Our lead preclinical product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, and is currently in IND enabling studies, with an IND submission expected in the second half of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to three undisclosed targets.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of December 31, 2020, we had $108.7 million in cash and cash equivalents and investments.

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In August 2018, we entered into a license agreement with Penn, which was amended and restated in July 2019 to include the Children’s Hospital of Philadelphia, or CHOP, collectively, the Institutions, and collectively with such amendment, as amended in May 2020, the License Agreement, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of the Institutions’ intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by us. We may terminate the License Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days written notice.

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2020, $7.1 million of cost has been incurred pursuant to these agreements.

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

Operating Expenses

Research and Development

Our research and development expenses include:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf;
•	costs related to sponsored research service agreements;
•	costs related to production of preclinical and clinical materials, including fees paid to contract manufacturers;
•	licensing fees for intellectual property and know-how;
•	laboratory and vendor expenses related to the execution of preclinical studies and ongoing and planned clinical trials; and
•	laboratory supplies and equipment used for internal research and development activities and related depreciation expense.

We have not reported program costs since inception because historically we have not tracked or recorded our research and development expenses on a pre-clinical program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

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
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

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

Results of Operations for the years ended December 31, 2020 and 2019

The following sets forth our results of operations:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$21,376	$11,671	$9,705
General and administrative	12,457	7,012	5,445
Total operating expenses	33,833	18,683	15,150
Loss from operations	(33,833)	(18,683)	(15,150)
Other income:
Interest income	494	1,740	(1,246)
Net loss	$(33,339)	$(16,943)	$(16,396)

Research and Development Expenses

Research and development expenses were $21.4 million for the year ended December 31, 2020 as compared to $11.7 million for the year ended December 31, 2019. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Sponsored research activities	$3,062	$2,228	$834
License of intellectual property and subscription fee	143	268	(125)
Manufacturing of preclinical and clinical supplies	4,652	2,382	2,270
Clinical trials	1,202	441	761
Personnel	7,827	4,006	3,821
Development services	4,350	2,146	2,204
Other	140	200	(60)
	$21,376	$11,671	$9,705

Specific changes in our research and development expenses year over year include a:

•	$3.8 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.7 million in stock-based compensation expense;
•	$2.3 million increase in manufacturing costs primarily due to vector manufacturing and cell processing capabilities and related activities;
•	$2.2 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$0.8 million increase in costs under our sponsored research agreements primarily due to an expanded scope of research;
•	$0.8 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites; and
•

$0.2 million decrease in license of intellectual property and subscription fees and other due primarily to a non-refundable payment made to Penn under a Subscription and Technology Transfer Agreement in the third quarter of 2019.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the year ended December 31, 2020 as compared to $7.0 million for the year ended December 31, 2019. The increase of $5.5 million in our general and administrative expenses year over year includes:

•	$2.6 million of additional personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $1.4 million in stock-based compensation expense;
•	$1.9 million of increased insurance costs, primarily as a result of being a public company for a full year; and
•

$1.0 million of additional services, including legal, audit and accounting, public relations, recruiting and other consulting fees and other general and administrative expenses, primarily as a result of being a public company.

Other Income

Interest income has decreased $1.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of December 31, 2020, we had $108.7 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2020, we had an accumulated deficit of $66.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. No shares have been sold pursuant to the Sales Agreement as of December 31, 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,770)	$(16,045)
Investing activities	(7,981)	(693)
Financing activities	(24)	119,925
Net (decrease) increase in cash and cash equivalents	$(34,775)	$103,187

Operating Activities

During the year ended December 31, 2020, cash used in operating activities of $26.8 million was attributable to our net loss of $33.3 million, offset by the net change of $1.6 million in our net operating assets and liabilities and non-cash charges of $4.9 million for stock-based compensation charges, amortization of premium on investments and depreciation.

During the year ended December 31, 2019, cash used in operating activities of $16.0 million was attributable to our net loss of $16.9 million, increased by the net change of $1.5 million in our net operating assets and liabilities and offset by non-cash charges of $2.4 million for stock-based compensation charges and depreciation.

Investing Activities

During the year ended December 31, 2020,  cash used in investing activities of $8.0 million was attributable to $11.1 million of purchases of investments and $0.6 million of purchases of property and equipment, partially offset by proceeds of $3.7 million from maturities of investments.

During the year ended December 31, 2019, we used $0.7 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2020, cash used in financing activities included $0.2 million in payments for common stock issuance costs from our IPO in October 2019, offset by $0.2 million in proceeds from stock option exercises and purchases of shares under the employee stock purchase plan.

During the year ended December 31, 2019, cash provided by financing activities of $119.9 million was attributable to $48.7 million of net proceeds upon the issuance of Series B convertible preferred stock in January 2019 and $71.2 million of net proceeds from the issuance of common stock in our initial public offering in October 2019.

Contractual Obligations and Commitments

In February 2019, we entered into an operating lease agreement for office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent was $0.3 million, and such amount will increase by 2% annually on each anniversary of the commencement date.

Our commitments include:

•

The License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2020, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. We were also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of Drs. Payne and Milone.

Under the License Agreement, we must use commercially reasonable efforts to develop and commercialize a product in each subfield. During the term of the License Agreement until the first commercial sale of the first product, we are obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10,000. We are required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that we are able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21.0 million. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by us or our sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by us. To the extent we sublicense our license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. We have also entered into a subscription and technology transfer agreement with Penn, pursuant to which we owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on net sales of products, a portion of which will be credited toward milestone payments and royalties under this License Agreement. Technology transfer activities would be at our cost and subject to agreement as to the technology to be transferred.

•

Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire upon completion of the services for which we have engaged Penn under the Services Agreement. In May 2020, the Company amended its Addendum with the Center for Advanced Retinal and Ocular Therapeutics (CAROT) to expand access to vector manufacturing. The Company may incur additional expenses up to $1.4 million through the remaining term of the CAROT Amended Addendum.

•

Sponsored Research Agreements. We have two sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders Drs. Payne and Milone. In May 2020, the Payne SRA was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, this agreement was further amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2020, $7.1 million of cost has been incurred pursuant to these agreements.

•

Manufacturing agreements. In January 2021, we entered into a Development and Manufacturing Services Agreement (Wuxi Agreement) with WuXi Advanced Therapies, Inc. (Wuxi) to serve as our cell processing manufacturing partner for the anticipated MuSK-CAART Phase 1 clinical trial. We have the right to terminate the Wuxi Agreement for convenience or other reasons specified in the Wuxi Agreement upon prior written notice. If we terminate the Wuxi Agreement, we will be obligated to pay an early termination fee of $1.5 million. In February 2021, we entered into a research service agreement with CHOP for vector manufacturing, with a total cost of $0.7 million, expected to be incurred during 2021.

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

Stock-based Compensation

We measure our stock-based awards granted to employees and non-employees and shares issued under our employee stock purchase plan based on the estimated fair values of the awards on the respective grant dates. We use the Black-Scholes option-pricing model (Black-Scholes) to estimate the fair value of its stock-based awards and shares purchased under the employee stock purchase plan. The Company recognizes compensation expense for time-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures of stock option awards as they occur.

Black-Scholes requires the use of subjective assumptions to determine the fair value of stock-based awards.

These assumptions include:

Fair value of common stock—Prior to our IPO in October 2019, the fair value of our common stock underlying stock-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying stock-based awards, our board of directors considered, among other things, a valuation of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method, which is the midpoint between the vesting period and the contractual term of the option.

Expected volatility—As a privately held company prior to our IPO in October 2019, we have a limited trading history for our common stock and, as such, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of a stock-based award.

Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis. In addition to the assumptions used in Black-Scholes, the amount of stock-based compensation expense we recognize in our financial statements includes stock option forfeitures as they occur.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance was effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, including Emerging Growth Companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. As an Emerging Growth Company, we will adopt Topic 842 for our annual period ending December 31, 2021, and have not yet finalized our assessment of the impact that ASU 2016-02 will have on our financial statements or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $108.7 million as of December 31, 2020. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2020 and 2019.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2020

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, most of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018

Philadelphia, Pennsylvania

March 16, 2021

CABALETTA BIO, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,429	$136,204
Short-term investments	7,233	—
Prepaid expenses and other current assets	4,873	4,348
Total current assets	113,535	140,552
Property, plant and equipment, net	890	815
Other assets	299	101
Total Assets	$114,724	$141,468
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,243	$920
Accrued and other current liabilities	3,937	2,227
Total current liabilities	5,180	3,147
Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued or outstanding at December 31, 2020 and 2019, respectively	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2020 and 2019, respectively; 24,062,775 (19,387,160 voting and 4,675,615 non-voting) shares issued and outstanding as of December 31, 2020 and 24,034,022 (17,624,503 voting and 6,409,519 non-voting) issued and outstanding as of December 31, 2019, respectively	—	—
Additional paid-in capital	175,836	171,280
Accumulated other comprehensive income	6	—
Accumulated deficit	(66,298)	(32,959)
Total stockholders’ equity	109,544	138,321
Total liabilities and stockholders’ equity	$114,724	$141,468

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$21,376	$11,671
General and administrative	12,457	7,012
Total operating expenses	33,833	18,683
Loss from operations	(33,833)	(18,683)
Other income:
Interest income	494	1,740
Net loss	(33,339)	(16,943)
Deemed dividend	—	(5,326)
Net loss attributable to common stockholders	$(33,339)	$(22,269)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	$6	$—
Net comprehensive loss	$(33,333)	$(22,269)
Net loss per voting and non-voting share, basic and diluted	$(1.44)	$(4.07)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance—December 31, 2018	12,393,047	$43,921	3,848,320	$—	$1,762	$—	$(12,452)	$(10,690)
Issuance of convertible preferred stock, net of issuance costs of $1,293	6,963,788	48,707	—	—	—	—	—	—
Issuance of common stock upon completion of initial public offering, net of issuance costs of $3,408	—	—	7,275,501	—	71,020	—	—	71,020
Issuance of common stock in conjunction with exercise of stock options	—	—	5,667	—	6	—	—	6
Exchange of convertible preferred stock, including deemed dividend	—	5,326	—	—	(1,762)	—	(3,564)	(5,326)
Conversion of convertible preferred stock into common stock on a 1.5 for 1 basis	(19,356,835)	(97,954)	12,904,534	—	97,954	—	—	97,954
Stock-based compensation	—	—	—	—	2,300	—	—	2,300
Net loss	—	—	—	—	—	—	(16,943)	(16,943)
Balance—December 31, 2019	—	$—	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Issuance of common stock in connection with exercise of stock options	—	—	25,611	—	139	—	—	139
Issuance of common stock under employee stock purchase plan	—	—	3,142	—	29	—	—	29
Net unrealized gains on available-for-sale securities	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	—	—	(33,339)	(33,339)
Balance—December 31, 2020	—	$—	24,062,775	$—	$175,836	$6	$(66,298)	$109,544

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,339)	$(16,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,388	2,300
Amortization of premium on investments	119	—
Depreciation	354	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(524)	(3,372)
Other assets	(198)	(101)
Accounts payable	555	246
Accrued and other current liabilities	1,875	1,721
Net cash used in operating activities	(26,770)	(16,045)
Cash flows from investing activities:
Purchases of property and equipment	(635)	(693)
Purchases of investments	(11,097)	—
Proceeds from maturities of investments	3,751	—
Net cash used in investing activities	(7,981)	(693)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	(192)	71,212
Proceeds from issuance of convertible preferred stock	—	50,000
Issuance costs of convertible preferred stock	—	(1,293)
Proceeds from issuance of common stock in connection with the exercise of stock options	139	6
Proceeds from the issuance of common stock under employee stock purchase plan	29	—
Net cash (used in) provided by financing activities	(24)	119,925
Net (decrease) increase in cash and cash equivalents	(34,775)	103,187
Cash and cash equivalents—beginning of year	136,204	33,017
Cash and cash equivalents—end of year	$101,429	$136,204
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$97,954
Exchange of convertible preferred stock, including deemed dividend	$—	$10,090
Deferred offering costs in accounts payable and accrued and other current liabilities	$—	$192
Property and equipment purchases included in accounts payable	$20	$226

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Notes to the Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The Company is headquartered in Philadelphia, Pennsylvania. Cabaletta is a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for B cell-mediated autoimmune diseases.

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is currently dependent on University of Pennsylvania (Penn) for much of its preclinical research, clinical research and development activities and initial manufacturing activities (Note 6). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has since reached multiple other regions and countries. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness and availability of vaccines and the actions to contain COVID-19 or treat its impact will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $108,662 as of December 31, 2020. Through December 31, 2020, the Company has incurred an accumulated deficit of $66,298. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and investments as of December 31, 2020 will be sufficient to fund its projected operations for at least 12 months from the date the Company’s Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of common stock, stock-based compensation and the valuation allowance on the Company’s deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in investment grade corporate bonds with high credit quality issuers. These investments have maturities in 2021. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held.  The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Investments

Investments are available-for-sale and carried at estimated fair value. The Company’s valuations of available-for-sale debt securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets. Management determines the appropriate classification of its investments in debt securities at the time of purchase and at the end of each reporting period. Investments with original maturities beyond three months at the date of purchase and which mature at, or less than, twelve months from the balance sheet date are classified as current.

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

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include activities under agreements with Penn (Note 6), the conduct of sponsored research, preclinical studies and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued and other current liabilities and prepaid expenses and other current assets in the accompanying balance sheets and within research and development expense in the accompanying statements of operations. Non-refundable advance payments made for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are received or the related services are rendered.

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

Stock-based Compensation

The Company measures its stock-based awards granted to employees and non-employees based on the estimated fair values of the awards on the respective grant dates. The Company uses the Black-Scholes option-pricing model (Black-Scholes) to estimate the fair value of its stock-based awards. The Company recognizes compensation expense for time-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company accounts for forfeitures of stock option awards as they occur.

Prior to the Company’s IPO, the assumptions used in the Company's Black-Scholes option-pricing model represented management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, which excludes unvested shares of common stock. The undistributed loss for each year is allocated to common stockholders based on the contractual participation rights of the voting and non-voting common stock as if the losses for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis. Net loss attributable to common stockholders for the year ended December 31, 2019 is calculated by adjusting the net loss of the Company for the deemed dividend associated with the exchange of Series A-2 Preferred for Series B Preferred. Diluted net loss per share attributable to common stockholders is computed under the if-converted method and assumes that all non-voting common stock has been converted to common stock. Since the Company was in a loss position for all periods presented, the effects of the other potentially dilutive securities are antidilutive.

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

Related Party Transactions

The Company engaged a firm controlled by a former executive (until February 2019) of the Company for professional services related to accounting, finance and other administrative functions. For the years ended December 31, 2020 and 2019, the costs incurred under this arrangement totaled $311 and $601, respectively. These amounts were recorded as general and administrative expense in the accompanying statements of operations. As of December 31, 2020 and 2019, amounts owed under this arrangement totaled $13 and $36, respectively, and are included in accounts payable in the accompanying balance sheets.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will be effective for public companies for annual and interim periods beginning after December 15, 2018. For all other entities, including Emerging Growth Companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. As an Emerging Growth Company, the Company expects to adopt Topic 842 for its annual period ending December 31, 2021 and has not yet finalized the assessment of the impact that ASU 2016-02 will have on its financial statements or financial statement disclosures.

3. Fair Value Measurements

As of December 31, 2020 and 2019, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$101,429	$101,429	$—	$—
Short-term investments:
Corporate bonds	7,233	—	7,233	—
Total	$108,662	$101,429	$7,233	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$136,204	$136,204	$—	$—
Total	$136,204	$136,204	$—	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers of assets between the fair value measurement levels during the years ended December 31, 2020 or 2019.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2019.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$101,429	$—	$—	$101,429
Corporate bonds - due in one year or less
Included in short-term investments	7,227	6	—	7,233
Total	$108,656	$6	$—	$108,662

4. Property, Plant and Equipment

Property plant and equipment consists of the following:

	December 31,
	2020	2019
Laboratory equipment	$961	$544
Furniture and fixtures	277	277
Leasehold improvements	57	57
Computer equipment	53	41
Total property, plant and equipment	1,348	919
Less: accumulated depreciation	(458)	(104)
Property, plant and equipment, net	$890	$815

Depreciation expense was $354 and $104 for the years ended December 31, 2020 and 2019, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2020	2019
Research and development services	$1,294	$231
General and administrative services	160	297
Compensation expense	2,445	1,522
Other	38	177
	$3,937	$2,227

6. Collaborations, Licensing Agreements and other Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include CHOP as a party, and as amended in May 2020 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases.

Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the License Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days written notice.

Under the terms of the License Agreement, the Company was obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne (see Sponsored Research Agreements). During the term of the License Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In May 2020, the Company paid Penn an additional, non-refundable, non-creditable license fee of $33 under the amended License Agreement.

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2020.

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

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $11,781 under the agreements satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of December 31, 2020, $7,090 of cost has been incurred pursuant to these agreements. For the years ended December 31, 2020 and 2019, the Company recognized research and development expense of $2,995 and $2,137, respectively, related to these agreements in the accompanying statements of operations. As of December 31, 2020 and 2019, $1,851 and $1,588 respectively, of advance payments are included in Prepaid expenses and other current assets in the accompanying balance sheets and there was $217 included in Accrued and other current liabilities in the accompanying balance sheets as of December 31, 2020.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the years ended December 31, 2020 and 2019 was $2,474 and $2,355, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Under this agreement, the Company recognized $250 of research and development expense for the year ended December 31, 2019. No expense was recognized under this agreement for the year ended December 31, 2020.

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

7. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statement of operations was $266 and $178 for the years ended December 31, 2020 and 2019.

As of December 31, 2020, the future minimum payments for operating leases are as follows:

2021	$268
2022	158
Thereafter	—
$426

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

8. Convertible Preferred Stock

Preferred Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock as of December 31, 2020, none of which is issued or outstanding. The preferred stock is not redeemable and does not have a stated voting, dividend or liquidation preference.

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

In October 2019, the Convertible Preferred Stock was converted into 12,904,534 shares of Common Stock. Certain holders of the Company’s Convertible Preferred Stock elected to have such shares convert into 6,409,519 shares of non-voting Common Stock following the closing of the Company’s IPO. The non-voting shares of Common Stock have the same rights and preferences as the Common Stock but are non-voting. No Convertible Preferred Stock was outstanding as of December 31, 2020 or 2019.

9. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation filed in October 2019, the Company is authorized to issue 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action. Each share of the Company’s non-voting common stock may be converted at any time into one share of common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the amended and restated certificate of incorporation. In August 2020, 1,733,904 shares of non-voting common stock were converted to voting common stock.

At-The-Market Offering Sales Agreement

On November 10, 2020, the Company filed a Shelf Registration Statement in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of the Company’s common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. No shares have been sold under the Sales Agreement as of December 31, 2020.

Share-based Payment Awards

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

During the year ended December 31, 2020, the Company recognized $495 and $177 of this amount in research and development expense and general and administrative expense, respectively. During the year ended December 31, 2019, the Company recognized $529 and $177 of this amount in research and development expense and general and administrative expense, respectively.

 2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 stock option and grant plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The Company generally granted stock-based awards with service conditions only (service-based awards), although there was one grant with performance conditions. As of December 31, 2020, there are no unvested options with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2021, the total number of shares under the 2019 Plan was increased by 962,511 shares. As of December 31, 2020, there were 2,314,303 shares remaining available for issuance.

A summary of the stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	971,353	$1.01	9.8	$4,051
Granted	1,340,839	7.97
Exercised	(5,667)	1.01
Cancelled	(176,893)	4.22
Outstanding as of December 31, 2019	2,129,632	5.12	9.2	$18,844
Granted	813,172	13.03
Exercised	(25,611)	5.44		183
Forfeited	(16,714)	6.30
Outstanding as of December 31, 2020	2,900,479	$7.33	8.5	$16,303
Options Exercisable at December 31, 2020	1,068,675	$4.04	8.1	$9,059

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2020 and 2019 was $8.31 and $5.24, respectively.

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

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock—Prior to the Company’s IPO in October 2019, the fair value of the Company’s common stock underlying stock-based awards was estimated on each grant date by the Company’s board of directors. In order to determine the fair value of the Company’s common stock underlying stock-based awards, the Company’s board of directors considered, among other things, a valuation of the Company’s common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method, which is the midpoint between the vesting period and the contractual term of the option.

Expected volatility—As a privately held company prior to the Company’s IPO in October 2019, the Company has limited trading history for its common stock and, as such, the expected volatility is estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	For the Year Ended December 31,
	2020	2019
Research and development	$1,989	$1,304
General and administrative	2,399	996
Total	$4,388	$2,300

As of December 31, 2020, there was $9,809 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2020, there was $239 of unrecognized compensation cost related to unvested founder stock awards, which is expected to be recognized over a weighted-average period of 0.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2021, the total number of shares under the 2019 ESPP was increased by 234,229 shares.

Employee contributions are made through payroll deductions of up to 15% of eligible compensation over the offering period. A participant may not accrue rights to purchase more than $25 worth of the Company’s common stock for each calendar year in which such right is outstanding. At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. The first offering period commenced on July 1, 2020 and ended on November 30, 2020. Thereafter, offerings will be six months in duration and will commence on each December 1 and June 1. The Company recognized stock-based compensation expense of $18 during the year ended December 31, 2020 related to the 2019 ESPP.

10. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	12.5	13.1
Research and development credit, net	2.6	2.3
Non-deductible items and other	(0.8)	(3.3)
Change in valuation allowance	(35.3)	(33.1)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$15,241	$5,688
License fee deductions	340	362
Research and development tax credits	1,317	452
Stock-based compensation deductions	1,243	264
Accrued expenses	837	457
Gross deferred tax assets	18,978	7,223
Less: valuation allowance	(18,978)	(7,223)
Total deferred tax assets	—	—
Deferred tax liabilities:	—	—
	$—	$—
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $11,755 for the year ended December 31, 2020 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2020. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2020, the Company had federal, state and local net operating loss carryforwards of $45,550, $47,735 and $38,645, respectively; $45,301 of the federal amounts do not expire, and the remaining $249 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses begin to expire in 2039. As of December 31, 2020, the Company had federal research and development tax credit carryforwards of $1,317, which begin to expire in 2038. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2019, 2018 and 2017 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2020, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the years ended December 31, 2020 and 2019, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Year ended December 31, 2020
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(25,090)	$(8,249)

Denominator
Weighted average number of shares used in basic per share computation	17,417,900	5,727,327
Net loss per share, basic	$(1.44)	$(1.44)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(25,090)	$(8,249)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(8,249)	—
Allocation of undistributed losses	$(33,339)	$(8,249)

Denominator
Weighted average number of shares used in basic per share computation	17,417,900	5,727,327
Add: Conversion of non-voting to voting common shares outstanding	5,727,327	—
Weighted average number of shares used in diluted per share computation	23,145,227	5,727,327
Net loss per share, diluted	$(1.44)	$(1.44)

	Year ended December 31, 2019
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(17,693)	$(4,576)

Denominator
Weighted average number of shares used in basic per share computation	4,345,530	1,123,861
Net loss per share, basic	$(4.07)	$(4.07)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(17,693)	$(4,576)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(4,576)	—
Allocation of undistributed losses	$(22,269)	$(4,576)

Denominator
Weighted average number of shares used in basic per share computation	4,345,530	1,123,861
Add: Conversion of non-voting to voting common shares outstanding	1,123,861	—
Weighted average number of shares used in diluted per share computation	5,469,391	1,123,861
Net loss per share, diluted	$(4.07)	$(4.07)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2020	2019
Stock options to purchase common stock	2,900,479	2,129,632
Non-vested founder stock	465,801	1,388,977
Total	3,366,280	3,518,609

12. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In 2019, the Company made a safe harbor nonelective contribution of 3% of eligible compensation on behalf of all employees. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $203 and $74 for the years ended December 31, 2020 and 2019, respectively, and have been recorded in the statements of operations.

13. Subsequent Events

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (Wuxi Agreement) with WuXi Advanced Therapies (Wuxi) to serve as the Company’s cell processing manufacturing partner for the anticipated MuSK-CAART Phase 1 clinical trial. The Company has the right to terminate the Wuxi Agreement for convenience or other reasons specified in the Wuxi Agreement upon prior written notice. If the Company terminates the Wuxi Agreement, it will be obligated to pay an early termination fee of $1,500.

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing, with a total cost of $670, expected to be incurred during 2021.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 30, 2020)

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

10.7+

Amended and Restated License Agreement, dated as of July 23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.8+

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.9+

Sponsored Research Agreement, dated as of April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.10+

Master Translational Research Services Agreement, dated as of October 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.11+

CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of February 4, 2019, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.12+

CVPF Master Services Addendum to Master Translational Research Services Agreement, dated as of October 22, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.13+

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

10.15#

Employment Agreement between the Registrant and Steven Nichtberger (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.16#	Employment Agreement between the Registrant and Anup Marda (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

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

10.20#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 30, 2020)

10.21+

Amendment No. 1, dated May 27, 2020, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on May 28, 2020)

10.22+

First Amendment, dated May 27, 2020, to the Amended and Restated License Agreement, dated July  23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on May 28, 2020)

10.23+

Amendment to CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of May 18, 2020 between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 6, 2020)

10.24+

Amendment No. 2, dated August 17, 2020, to the Sponsored Research Agreement, dated April 23, 2018, as amended by Amendment No. 1 dated May 27, 2020, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2020)

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

Cabaletta Bio, Inc.

Date: March 16, 2021	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 16, 2021
Steven Nichtberger	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 16, 2021
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 16, 2021
Catherine Bollard

/s/ Brian Daniels	Director	March 16, 2021
Brian Daniels

/s/ Richard Henriques	Director	March 16, 2021
Richard Henriques

/s/ Mark Simon	Director	March 16, 2021
Mark Simon