Form 10-Q
period 2021-03-31
Cabaletta Bio, Inc.
filed 2021-05-03
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 24,928,333 shares of common stock, $0.00001 par value per share, outstanding.

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

•

the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, FVIII-CAART, DSG3/1-CAART and PLA2R-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials and our planned Investigational New Drug application submissions, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the coronavirus disease (COVID-19) pandemic or similar public health crisis;

•	our expected use of proceeds from the initial public offering and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs;
•	our plans to pursue research and development of other product candidates;
•	our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our DesCAARTesTM trial;
•	the potential advantages of our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, and our product candidates;
•	the extent to which our scientific approach and CABATM platform may potentially address a broad range of diseases;
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
•

our ability to obtain funding for our operations, including funding necessary to initiate and complete our  DesCAARTesTM trial and our ongoing preclinical studies of MuSK-CAART, DSG3/1-CAART, FVIII-CAART and PLA2R-CAART;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$97,277	$101,429
Short-term investments	4,751	7,233
Prepaid expenses and other current assets	3,728	4,873
Total current assets	105,756	113,535
Property and equipment, net	1,227	890
Other assets	300	299
Total Assets	$107,283	$114,724
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,270	$1,243
Accrued and other current liabilities	2,699	3,937
Total current liabilities	3,969	5,180
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2021 and December 31, 2020, respectively; 24,256,964 (19,944,464 voting and 4,312,500 non-voting) and 24,062,775 (19,387,160 voting and 4,675,615 non-voting) shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	179,311	175,836
Accumulated other comprehensive income	3	6
Accumulated deficit	(76,000)	(66,298)
Total stockholders’ equity	103,314	109,544
Total liabilities and stockholders’ equity	$107,283	$114,724

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$6,556	$4,620
General and administrative	3,156	3,275
Total operating expenses	9,712	7,895
Loss from operations	(9,712)	(7,895)
Other income:
Interest income	10	410
Net loss	$(9,702)	$(7,485)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax	(3)	—
Net comprehensive loss	$(9,705)	$(7,485)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.41)	$(0.33)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2019	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Stock-based compensation	—	—	873	—	—	873
Net loss	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	24,034,022	$—	$172,153	$—	$(40,444)	$131,709

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Stock-based compensation	—	—	1,310	—	—	1,310
Common stock issuance, net of $67 of issuance costs	194,189	—	2,165	—	—	2,165
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,702)	(9,702)
Balance—March 31, 2021	24,256,964	$—	$179,311	$3	$(76,000)	$103,314

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,702)	$(7,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,310	873
Amortization of premium on investments	29	—
Depreciation	116	76
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,145	1,230
Other assets	(1)	(4)
Accounts payable	(329)	1,176
Accrued and other current liabilities	(1,238)	(797)
Net cash used in operating activities	(8,670)	(4,931)
Cash flows from investing activities:
Purchases of property and equipment	(97)	(226)
Proceeds from maturities of investments	2,450	—
Net cash provided by (used in) investing activities	2,353	(226)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,165	(44)
Net cash provided by (used in) financing activities	2,165	(44)
Net decrease in cash and cash equivalents	(4,152)	(5,201)
Cash and cash equivalents—beginning of period	101,429	136,204
Cash and cash equivalents—end of period	$97,277	$131,003
Supplemental disclosures of non-cash investing and financing activities:
Issuance costs included in accounts payable	$—	$147
Property and equipment purchases included in accounts payable	$376	$—

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is currently dependent on the University of Pennsylvania (Penn) for much of its preclinical research, clinical research and development activities and initial manufacturing activities (Note 5). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since reached multiple other regions and countries. The COVID-19 pandemic is evolving and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The extent to which COVID-19 impacts the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness and availability of vaccines and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $102,028 as of March 31, 2021. Through March 31, 2021, the Company has incurred an accumulated deficit of $76,000. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of March 31, 2021, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). As permitted under these rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted.

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 16, 2021 (2020 Annual Report).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the fair value of stock-based compensation, the valuation allowance on the Company’s deferred tax assets and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2020 Annual Report.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which granted a one-year effective date delay for certain companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. As an Emerging Growth Company, the Company expects to adopt Topic 842 in 2022 and has not yet finalized the assessment of the impact that Topic 842 will have on its financial statements or financial statement disclosures.

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$97,277	$97,277	$—	$—
Short-term investments:
Corporate bonds	4,751	—	4,751	—
Total	$102,028	$97,277	$4,751	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$101,429	$101,429	$—	$—
Short-term investments:
Corporate bonds	7,233	—	7,233	—
Total	$108,662	$101,429	$7,233	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers of assets between the fair value measurement levels during the three months ended March 31, 2021 or 2020.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$97,277	$—	$—	$97,277
Corporate bonds - due in one year or less
Included in short-term investments	4,748	3	—	4,751
Total	$102,025	$3	$—	$102,028

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$101,429	$—	$—	$101,429
Corporate bonds - due in one year or less
Included in short-term investments	7,227	6	—	7,233
Total	$108,656	$6	$—	$108,662

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Research and development services	$1,765	$1,294
General and administrative services	200	160
Compensation expense	651	2,445
Other	83	38
	$2,699	$3,937

5. Collaborations, Licensing Agreements and Other Agreements

Research Service Agreement

In February 2021, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for vector manufacturing. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $222 and $0 for the three months ended March 31, 2021 and 2020, respectively. There was $222 due under this agreement as of March 31, 2021. This agreement has a remaining cost of $448, expected to be incurred in 2021.

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2021.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of sponsored research. In August 2020, this agreement was further amended to extend the term of the original research plan. In April 2021, the other sponsored research agreement was amended to extend the term of the original research plan.

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $11,781 under the agreements satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of March 31, 2021, $7,927 of cost has been incurred pursuant to these agreements. Research and development expense related to these research agreements recognized in the accompanying statements of operations was $837 and $603 for the three months ended March 31, 2021 and 2020, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $1,379 and $1,851 as of March 31, 2021 and December 31, 2020, respectively. There was $0 and $217 included in Accrued and other current liabilities in the accompanying balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three months ended March 31, 2021 and 2020 was $395 and $711, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Expense recognized under this agreement was $150 and $0 during the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Manufacturing Agreement

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

6. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $68 and $67 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the future minimum payments for operating leases are as follows:

April 1, 2021 to December 31, 2021	$202
2022	158
$360

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

7. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation (the amended and restated certificate of incorporation) filed in October 2019, the Company is authorized to issue 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action. Each share of the Company’s non-voting common stock may be converted at any time into one share of common stock at the option of its holder by providing 61 days written notice to the Company, subject to certain limitations, as described in the amended and restated certificate of incorporation.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The Company generally granted stock-based awards with service conditions only (service-based awards), although there was one grant with performance conditions. As of March 31, 2021, there were no unvested options with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

 The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2021, the total number of shares under the 2019 Plan was increased by 962,511 shares. As of March 31, 2021, there were 2,173,804 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2,900,479	$7.33	8.5	$16,303
Granted	1,108,233	11.54
Forfeited/Cancelled	(5,223)	6.30
Outstanding as of March 31, 2021	4,003,489	$8.50	8.7	$13,104
Options Exercisable at March 31, 2021	1,328,565	$5.28	8.0	$8,297

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $7.93 and $9.44, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.63%—1.01%	0.93%—1.48%
Expected term	6.1 years	5.7—6.1 years
Expected volatility	79%—80%	70%—73%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$619	$419
General and administrative	691	454
Total	$1,310	$873

As of March 31, 2021, there was $17,450 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 3.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2021, the total number of shares under the 2019 ESPP was increased by 234,229 shares.

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

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2021 and December 31, 2020.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of March 31, 2021 and 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended March 31, 2021
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(7,834)	$(1,868)

Denominator
Weighted average number of shares used in basic per share computation	19,188,122	4,573,176
Net loss per share, basic	$(0.41)	$(0.41)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(7,834)	$(1,868)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,868)	—
Allocation of undistributed losses	$(9,702)	$(1,868)

Denominator
Weighted average number of shares used in basic per share computation	19,188,122	4,573,176
Add: conversion of non-voting to voting common shares outstanding	4,573,176	—
Weighted average number of shares used in diluted per share computation	23,761,298	4,573,176
Net loss per share, diluted	$(0.41)	$(0.41)

	Three months ended March 31, 2020
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(5,380)	$(2,105)

Denominator
Weighted average number of shares used in basic per share computation	16,379,788	6,409,519
Net loss per share, basic	$(0.33)	$(0.33)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(5,380)	$(2,105)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,105)	—
Allocation of undistributed losses	$(7,485)	$(2,105)

Denominator
Weighted average number of shares used in basic per share computation	16,379,788	6,409,519
Add: conversion of non-voting to voting common shares outstanding	6,409,519	—
Weighted average number of shares used in diluted per share computation	22,789,307	6,409,519
Net loss per share, diluted	$(0.33)	$(0.33)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2021	2020
Stock options to purchase common stock	4,003,489	2,657,704
Non-vested common stock	235,007	1,158,185
	4,238,496	3,815,889

10. Subsequent Event

In April 2021, the Company sold 671,369 shares under its at-the-market offering program (the ATM Program) for gross proceeds of $7,557, or net proceeds of $7,330, after deducting sales commissions of $227. In 2021, the Company has sold a total of 865,558 shares for gross proceeds of $9,789, or net proceeds of $9,495, after deducting sales commissions of $294 under the ATM Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and aiming to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, that is currently enrolling patients. In May 2021, we reported the acute safety data from the first cohort of patients in the DesCAARTesTM trial, where no dose-limiting toxicities had been observed eight days after infusion in the first three patients who received DSG3-CAART. We expect to report acute safety data for the second and third cohorts during the third and fourth quarters of 2021, respectively. We also plan to announce topline target engagement data on the first patient cohort in the second half of 2021. Our lead preclinical product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, and is currently in IND enabling studies, with an IND submission planned in the second half of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to two undisclosed targets.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of March 31, 2021, we had $102.0 million in cash and cash equivalents and investments.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since reached multiple other regions and countries. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions.

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

The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness and availability of vaccines and the actions to contain COVID-19 or treat its impact, among others. Our financial results through the period ending March 31, 2021 have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in our ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

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

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021, the agreement with Dr. Milone was amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of March 31, 2021, $7.9 million of cost has been incurred pursuant to these agreements.

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

Results of Operations for the Three Months ended March 31, 2021 and 2020

The following sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$6,556	$4,620	$1,936
General and administrative	3,156	3,275	(119)
Total operating expenses	9,712	7,895	1,817
Loss from operations	(9,712)	(7,895)	(1,817)
Other income:
Interest income	10	410	(400)
Net loss	$(9,702)	$(7,485)	$(2,217)

Research and Development

Research and development expenses were $6.6 million for the three months ended March 31, 2021 as compared to $4.6 million for the three months ended March 31, 2020. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$870	$626	$244
Manufacturing of preclinical and clinical supplies	1,119	1,102	17
Clinical trials	464	264	200
Personnel	2,304	1,646	658
Development services	1,762	945	817
Other	37	37	—
	$6,556	$4,620	$1,936

Specific changes in our research and development expenses year over year include a:

•	$0.8 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$0.7 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense;
•	$0.2 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites; and
•	$0.2 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research.

General and Administrative

General and administrative expenses were $3.2 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020. The decrease of $0.1 million in our general and administrative expenses includes:

•	$0.4 million lower administrative costs, including legal, audit and accounting and public relations fees; partially offset by
•	$0.3 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense.

Other Income

Interest income decreased $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of March 31, 2021, we had $102.0 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2021, we had an accumulated deficit of $76.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2021, along with proceeds from sales under our ATM Program in April 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings (the ATM Program) under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the first quarter of 2021, we sold 194,189 shares pursuant to the ATM Program for net proceeds of $2.2 million. In April 2021, we sold an additional 671,369 shares pursuant to the ATM Program for net proceeds of $7.3 million. To date in 2021, we have sold a total of 865,558 shares pursuant to the ATM Program for gross proceeds of $9.8 million, or net proceeds of $9.5 million, after deducting sales commissions of $0.3 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,670)	$(4,931)
Investing activities	2,353	(226)
Financing activities	2,165	(44)
Net decrease in cash and cash equivalents	$(4,152)	$(5,201)

Operating Activities

During the three months ended March 31, 2021, cash used in operating activities of $8.7 million was attributable to a net loss of $9.7 million and a net change of $0.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.4 million from stock-based compensation and depreciation.

During the three months ended March 31, 2020, cash used in operating activities of $4.9 million was attributable to a net loss of $7.5 million partially offset by a net change of $1.7 million in our net operating assets and liabilities and non-cash charges of $0.9 million from stock-based compensation and depreciation.

Investing Activities

During the three months ended March 31, 2021, cash provided by investing activities of $2.4 million was attributable to $2.5 million of proceeds from maturities of investments, partially offset by $0.1 million of purchases of property and equipment.

During the three months ended March 31, 2020, we used $0.2 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities of $2.2 million was from sales of common stock, net of issuance costs.

During the three months ended March 31, 2020, cash used in financing activities was less than $0.1 million for payments of common stock issuance costs from our IPO in October 2019.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 16, 2021.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2020.

Off-Balance Sheet Arrangements

During the period presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 16, 2021, have not materially changed.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance was effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with

Customers (Topic 606) and Leases (Topic 842), which granted a one-year effective date delay for certain companies with fiscal years beginning after December 15, 2021, and with interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. As an Emerging Growth Company, we expect to adopt Topic 842 in 2022 and have not yet finalized the assessment of the impact that Topic 842 will have on our financial statements or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $102.0 million as of March 31, 2021. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the chimeric antigen receptor T, or CAR T, therapies that have previously been licensed. For instance, subjects in our clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Unexpected side effects or clinical outcomes would significantly impact our business. Adverse side effects caused by even one of our product candidates could negatively affect our ability to develop future product candidates based on our CABATM platform.

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

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

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

In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens. While we believe there are sufficient data from other CAR T programs to suggest that it is reasonable for us to initiate our first clinical trial of DSG3-CAART without a preconditioning regimen, we cannot be certain that a preconditioning regimen, with or without lymphodepleting agents, will not be required.

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

Our business is highly dependent on the success of our initial product candidates targeting B cell-mediated autoimmune diseases, particularly DSG3-CAART. All of our product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting B cell-mediated autoimmune diseases, including DSG3-CAART, MuSK-CAART, DSG3/1-CAART, PLA2R-CAART and others that may be selected from preclinical programs. Our product candidates are in the early stages of development and will require additional preclinical studies, clinical trials, regulatory review and licensure, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. There is no guarantee that we will be able to advance our product candidates through clinical development or obtain marketing approval for any of our product candidates. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

Our IND was cleared in September 2019, and we initiated our DesCAARTesTM trial in June 2020. We announced dosing of the first patient in this trial in December 2020. Until dosing of this patient, DSG3-CAART had only been administered in murine models, and the preclinical results we have observed may not be predictive of the results of our clinical trial or any future clinical trials. In May 2021, we announced safety data from the first three patients dosed in our clinical trial. However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART is the first product candidate that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we do not intend to use pre-infusion lymphodepletion or other preconditioning regimen initially in our Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our clinical trial of DSG3-CAART could influence physicians’ and regulators’ opinions with regard to the viability of our CABATM platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, or if it is viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T cell therapies may be significantly harmed.

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials beyond our current DesCAARTesTM trial initiated in June 2020. Otherwise, we currently have ongoing IND-enabling studies for our MuSK-CAART program, with a planned IND submission anticipated in the second half of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

We currently plan to submit our IND for our MuSK MG in the second half of 2021. This program is currently in IND-enabling studies and we are validating the manufacturing process for this program. We cannot be certain that these IND-enabling studies will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit the IND for the MuSK MG program, the FDA may not clear the IND and allow us to begin clinical trials in a timely manner or at all. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that would cause us or the FDA to suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Our initial clinical trial for our lead product candidate is an open-label trial. From time to time, we may publicly disclose interim, preliminary or topline or data from our preclinical studies and clinical trials, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we recently disclosed preliminary safety data from the first three patients in the first dose cohort of our DesCAARTesTM trial. While we believe the safety data observed to date is positive, the trial is in its early stages and additional data from these first three patients, data from subsequent patients and data from patients at higher dosing levels may not be positive with respect to safety or target engagement.

As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from planned interim analyses in our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or our competitors, or by patients or caregivers who are aware that a patient is receiving investigational product, due to the open-label design of the trial, could result in volatility in the price of our common stock.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidates are being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond DSG3-CAART, MuSK-CAART, DSG3/1-CAART, FVIII-CAART and PLA2R-CAART. Developing, obtaining regulatory approval and commercializing additional CAAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of March 31, 2021, we had 35 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2021 and 2020, we recorded net losses of $9.7 million and $7.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $76.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our initial in vitro studies and expected in vivo studies of MuSK-CAART, and our planned studies for DSG3/1-CAART as well as research and development, preclinical studies and clinical trials for FVIII-CAART, PLA2R-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through completion of Part A Dose Escalation of our DesCAARTesTM trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of March 31, 2021, we had $102.0 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents and investments will be sufficient to fund our operations at least through the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan automatically increased on January 1, 2021 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, especially under the Biden administration. We cannot predict what affect further changes to the ACA would have on our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027.  However, in response to a lawsuit filed by several industry groups, on December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 62% of our outstanding voting common stock, or 69% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 4,312,500 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 18% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the “Shelf Registration Statement”), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

10.1†*	Amendment No. 1, dated April 27, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Company and the Trustees of the University of Pennsylvania.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

Cabaletta Bio, Inc.

Date: May 3, 2021	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2021	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)