Form 10-Q
period 2021-06-30
Cabaletta Bio, Inc.
filed 2021-08-05
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 24,972,830 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$99,495	$101,429
Short-term investments	3,313	7,233
Prepaid expenses and other current assets	2,207	4,873
Total current assets	105,015	113,535
Property and equipment, net	1,597	890
Other assets	318	299
Total Assets	$106,930	$114,724
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,374	$1,243
Accrued and other current liabilities	3,227	3,937
Total current liabilities	5,601	5,180
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2021 and December 31, 2020, respectively; 24,972,830 (20,660,330 voting and 4,312,500 non-voting) and 24,062,775 (19,387,160 voting and 4,675,615 non-voting) shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	188,467	175,836
Accumulated other comprehensive income	1	6
Accumulated deficit	(87,139)	(66,298)
Total stockholders’ equity	101,329	109,544
Total liabilities and stockholders’ equity	$106,930	$114,724

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,850	$5,331	$14,406	$9,951
General and administrative	3,295	2,861	6,451	6,136
Total operating expenses	11,145	8,192	20,857	16,087
Loss from operations	(11,145)	(8,192)	(20,857)	(16,087)
Other income:
Interest income	6	40	16	450
Net loss	$(11,139)	$(8,152)	$(20,841)	$(15,637)
Other comprehensive income:
Net unrealized income (loss) on available-for-sale investments, net of tax	1	11	(2)	11
Net comprehensive loss	$(11,138)	$(8,141)	$(20,843)	$(15,626)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.45)	$(0.35)	$(0.86)	$(0.68)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2019	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Stock-based compensation	—	—	873	—	—	873
Net loss	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	24,034,022	$—	$172,153	$—	$(40,444)	$131,709
Stock-based compensation	—	—	1,067	—	—	1,067
Net unrealized gains on available-for-sale securities	—	—	—	11	—	11
Net loss	—	—	—	—	(8,152)	(8,152)
Balance—June 30, 2020	24,034,022	$—	$173,220	$11	$(48,596)	$124,635

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Stock-based compensation	—	—	1,310	—	—	1,310
Common stock issuance, net of $67 of issuance costs	194,189	—	2,165	—	—	2,165
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,702)	(9,702)
Balance—March 31, 2021	24,256,964	$—	$179,311	$3	$(76,000)	$103,314
Stock-based compensation	—	—	1,385	—	—	1,385
Common stock issuance, net of $237 of issuance costs	701,469	—	7,665	—	—	7,665
Issuance of common stock in connection with exercise of stock options	9,563	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	4,834	—	46	—	—	46
Net unrealized losses on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(11,139)	(11,139)
Balance—June 30, 2021	24,972,830	$—	$188,467	$1	$(87,139)	$101,329

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,841)	$(15,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,695	1,940
Amortization of premium on investments	50	28
Depreciation	278	154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,665	672
Other assets	(19)	(137)
Accounts payable	630	198
Accrued and other current liabilities	(708)	209
Net cash used in operating activities	(15,250)	(12,573)
Cash flows from investing activities:
Purchases of property and equipment	(485)	(246)
Purchases of investments	—	(11,097)
Proceeds from maturities of investments	3,865	—
Net cash provided by (used in) investing activities	3,380	(11,343)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,830	(191)
Proceeds from issuance of common stock in connection with the exercise of stock options	60	—
Proceeds from the issuance of common stock under employee stock purchase plan	46	—
Net cash provided by (used in) financing activities	9,936	(191)
Net decrease in cash and cash equivalents	(1,934)	(24,107)
Cash and cash equivalents—beginning of period	101,429	136,204
Cash and cash equivalents—end of period	$99,495	$112,097
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$520	$126

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has cash and cash equivalents and investments of $102,808 as of June 30, 2021. Through June 30, 2021, the Company has incurred an accumulated deficit of $87,139. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of June 30, 2021, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 16, 2021 (2020 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2020 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$99,495	$99,495	$—	$—
Short-term investments:
Corporate bonds	3,313	—	3,313	—
Total	$102,808	$99,495	$3,313	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$101,429	$101,429	$—	$—
Short-term investments:
Corporate bonds	7,233	—	7,233	—
Total	$108,662	$101,429	$7,233	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers of assets between the fair value measurement levels during the three months or six ended June 30, 2021 or 2020.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$99,495	$—	$—	$99,495
Corporate bonds - due in one year or less
Included in short-term investments	3,312	1	—	3,313
Total	$102,807	$1	$—	$102,808

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$101,429	$—	$—	$101,429
Corporate bonds - due in one year or less
Included in short-term investments	7,227	6	—	7,233
Total	$108,656	$6	$—	$108,662

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Research and development services	$1,845	$1,294
General and administrative services	205	160
Compensation expense	1,130	2,445
Other	47	38
	$3,227	$3,937

5. Collaborations, Licensing Agreements and Other Agreements

Research Service Agreement

In February 2021, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $350 and $572 for the three and six months ended June 30, 2021, respectively. No expense was recognized for the three and six months ended June 30, 2020. There was $350 due under this agreement as of June 30, 2021 for services performed. This agreement has a remaining cost of $1,145, expected to be incurred through 2023.

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2021.

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

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $11,781 under the agreements satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of June 30, 2021, $8,725 of cost has been incurred pursuant to these agreements. Research and development expense related to these research agreements recognized in the accompanying statements of operations was $798 and $1,635 for the three and six months ended June 30, 2021, respectively, and $733 and $1,336 for the three and six months ended June 30, 2020, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $816 and $1,851 as of June 30, 2021 and December 31, 2020, respectively. There was $27 and $217 included in Accrued and other current liabilities in the accompanying balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three and six months ended June 30, 2021 and 2020 was $628 and $1,023, respectively, and $1,027 and $1,738 for the three and six months ended June 30, 2020, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Expense recognized under this agreement was $0 and $150 during the three and six months ended June 30, 2021, respectively. No expense was recognized in the three and six months ended June 30, 2020.

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

6. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $68 and $136 for the three and six months ended June 30, 2021 and $66 and $133 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the future minimum payments for operating leases are as follows:

July 1, 2021 to December 31, 2021	$135
2022	158
$293

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the six months ended June 30, 2021, the Company sold 895,658 shares pursuant to the ATM Program for net proceeds of $9.8 million, after deducting commissions of $0.3 million.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The Company generally granted stock-based awards with service conditions only (service-based awards), although there was one grant with performance conditions. As of June 30, 2021, there were no unvested options with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

 The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2021, the total number of shares under the 2019 Plan was increased by 962,511 shares. As of June 30, 2021, there were 2,219,476 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2,900,479	$7.33	8.5	$16,303
Granted	1,271,233	11.33
Exercised	(9,563)	6.30		38
Forfeited/Cancelled	(213,895)	10.82
Outstanding as of June 30, 2021	3,948,254	$8.43	8.5	$8,423
Options Exercisable at June 30, 2021	1,494,824	$5.58	7.8	$6,039

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $7.76 and $8.26, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.63%—1.55%	0.42%—1.48%
Expected term	5.5—6.1 years	5.7—6.1 years
Expected volatility	79%—81%	70%—73%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$701	$491	$1,320	$910
General and administrative	684	576	1,375	1,030
Total	$1,385	$1,067	$2,695	$1,940

As of June 30, 2021, there was $15,678 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.9 years.

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

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of June 30, 2021 and 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(9,197)	$(1,942)	$(17,023)	$(3,818)

Denominator
Weighted average number of shares used in basic per share computation	20,419,479	4,312,500	19,807,202	4,442,118
Net loss per share, basic	$(0.45)	$(0.45)	$(0.86)	$(0.86)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(9,197)	$(1,942)	$(17,023)	$(3,818)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,942)	—	(3,818)	—
Allocation of undistributed losses	$(11,139)	$(1,942)	$(20,841)	$(3,818)

Denominator
Weighted average number of shares used in basic per share computation	20,419,479	4,312,500	19,807,202	4,442,118
Add: conversion of non-voting to voting common shares outstanding	4,312,500	—	4,442,118	—
Weighted average number of shares used in diluted per share computation	24,731,979	4,312,500	24,249,320	4,442,118
Net loss per share, diluted	$(0.45)	$(0.45)	$(0.86)	$(0.86)

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(5,882)	$(2,270)	$(11,262)	$(4,375)

Denominator
Weighted average number of shares used in basic per share computation	16,613,118	6,409,519	16,496,453	6,409,519
Net loss per share, basic	$(0.35)	$(0.35)	$(0.68)	$(0.68)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(5,882)	$(2,270)	$(11,262)	$(4,375)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,270)	—	(4,375)	—
Allocation of undistributed losses	$(8,152)	$(2,270)	$(15,637)	$(4,375)

Denominator
Weighted average number of shares used in basic per share computation	16,613,118	6,409,519	16,496,453	6,409,519
Add: conversion of non-voting to voting common shares outstanding	6,409,519	—	6,409,519	—
Weighted average number of shares used in diluted per share computation	23,022,637	6,409,519	22,905,972	6,409,519
Net loss per share, diluted	$(0.35)	$(0.35)	$(0.68)	$(0.68)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2021	2020
Stock options to purchase common stock	3,948,254	2,817,990
Non-vested common stock	6,324	927,391
	3,954,578	3,745,381

10. Subsequent Event

In August 2021, the Company entered into an agreement with a contract manufacturing organization for the purchase of plasmids to be used in vector manufacturing for a total cost of $1,100, expected to be incurred during 2021 and 2022.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and aiming to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, that is currently enrolling patients. In May 2021, we reported the acute safety data from the first cohort of patients in the DesCAARTesTM trial, where no dose-limiting toxicities had been observed eight days after infusion in the first three patients who received DSG3-CAART. In August 2021, with FDA clearance, a protocol amendment was implemented in the DesCAARTesTM trial to allow a minimum dosing interval of seven days between patients within a cohort, versus 14 days. We expect to report acute safety data for the second and third cohorts during the third and fourth quarters of 2021, respectively, as well as target engagement data three to six months after each cohort is completed. We plan to announce topline target engagement data on the first patient cohort in the second half of 2021. We plan to announce topline target engagement data on the second patient cohort in the fourth quarter of 2021 or the first quarter of 2022. Our lead preclinical product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, and is currently in IND enabling studies, with an IND submission planned in the second half of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to two undisclosed targets and expect to conduct a pre-IND meeting with the FDA to discuss the development path for PLA2R-CAART in the second half of 2021.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. As of June 30, 2021, we had $102.8 million in cash and cash equivalents and investments.

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

The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness and availability of vaccines and the actions to contain COVID-19 or treat its impact, among others. Our financial results through the period ending June 30, 2021 have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in our ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

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

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021, the agreement with Dr. Milone was amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $11.8 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of June 30, 2021, $8.7 million of cost has been incurred pursuant to these agreements.

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

Results of Operations for the Three Months ended June 30, 2021 and 2020

The following sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$7,850	$5,331	$2,519
General and administrative	3,295	2,861	434
Total operating expenses	11,145	8,192	2,953
Loss from operations	(11,145)	(8,192)	(2,953)
Other income:
Interest income	6	40	(34)
Net loss	$(11,139)	$(8,152)	$(2,987)

Research and Development

Research and development expenses were $7.9 million for the three months ended June 30, 2021 as compared to $5.3 million for the three months ended June 30, 2020. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$847	$755	$92
License of intellectual property and subscription fee	—	33	(33)
Manufacturing of preclinical and clinical supplies	1,571	1,609	(38)
Clinical trials	929	279	650
Personnel	2,297	1,990	307
Development services	2,093	646	1,447
Other	113	19	94
	$7,850	$5,331	$2,519

Specific changes in our research and development expenses quarter over quarter include a:

•	$1.4 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$0.7 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites; and
•	$0.3 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense.

General and Administrative

General and administrative expenses were $3.3 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. The increase of $0.4 million is primarily from higher personnel and professional services costs.

Other Income

Interest income was flat at less than $0.1 million in both the three months ended June 30, 2021 and the three months ended June 30, 2020, with interest rates remaining low after a significant decrease in interest rates beginning in March 2020.

Results of Operations for the Six Months ended June 30, 2021 and 2020

The following sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$14,406	$9,951	$4,455
General and administrative	6,451	6,136	315
Total operating expenses	20,857	16,087	4,770
Loss from operations	(20,857)	(16,087)	(4,770)
Other income and (expense):
Interest income	16	450	(434)
Net loss	$(20,841)	$(15,637)	$(5,204)

Research and Development

Research and development expenses were $14.4 million for the six months ended June 30, 2021 as compared to $10.0 million for the six months ended June 30, 2020. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$1,717	$1,381	$336
License of intellectual property and subscription fee	—	33	(33)
Manufacturing of preclinical and clinical supplies	2,690	2,711	(21)
Clinical trials	1,393	543	850
Personnel	4,601	3,636	965
Development services	3,855	1,591	2,264
Other	150	56	94
	$14,406	$9,951	$4,455

Specific changes in our research and development expenses year over year include a:

•	$2.3 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$1.0 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.4 million in stock-based compensation expense;
•	$0.9 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites; and
•	$0.3 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research.

General and Administrative

General and administrative expenses were $6.5 million for the six months ended June 30, 2021 compared to $6.1 million for the six months ended June 30, 2020. The increase of $0.4 million is from additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.3 million in stock-based compensation expense.

•	Other Income

Interest income decreased $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. As of June 30, 2021, we had $102.8 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2021, we had an accumulated deficit of $87.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through at least the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings (the ATM Program) under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the six months ended June 30, 2021, we sold 895,658 shares pursuant to the ATM Program for net proceeds of $9.8 million, after deducting commissions of $0.3 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,250)	$(12,573)
Investing activities	3,380	(11,343)
Financing activities	9,936	(191)
Net decrease in cash and cash equivalents	$(1,934)	$(24,107)

Operating Activities

During the six months ended June 30, 2021, cash used in operating activities of $15.3 million was attributable to a net loss of $20.8 million, partially offset by a net change of $2.5 million in our net operating assets and liabilities and non-cash charges of $3.0 million from stock-based compensation and depreciation.

During the six months ended June 30, 2020, cash used in operating activities of $12.6 million was attributable to a net loss of $15.6 million, partially offset by non-cash charges of $2.1 million, primarily from stock-based compensation and depreciation expense and a net change of $0.9 million in our net operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities of $3.4 million was attributable to $3.9 million of proceeds from maturities of investments, partially offset by $0.5 million of purchases of property and equipment.

During the six months ended June 30, 2020, cash used in investing activities of $11.3 million was attributable to $11.1 million of purchases of available-for-sale investments and $0.2 million purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities of $9.9 million was from $9.8 million in sales of common stock, net of issuance costs and $0.1 million from stock option exercises and purchases of shares under the 2019 ESPP.

During the six months ended June 30, 2020, cash used in financing activities of $0.2 million was for payments of common stock issuance costs from our IPO in October 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $102.8 million as of June 30, 2021. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as COVID-19. Some factors from the COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

As of June, 2021, we had 38 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have only recently licensed rights to the patents underlying our product candidates and initiated our DesCAARTesTM trial in June 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock and the sale of common stock in our initial public offering.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2021 and 2020, we recorded net losses of $20.8 million and $15.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $87.1 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our additional IND-enabling studies of MuSK-CAART, and our planned studies for DSG3/1-CAART as well as research and development, preclinical studies and clinical trials for FVIII-CAART, PLA2R-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through completion of Part A Dose Escalation of our DesCAARTesTM trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of June 30, 2021, we had $102.8 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Based on our current operating plan, we believe that the net proceeds from our IPO together with our existing cash and cash equivalents and investments will be sufficient to fund our operations at least through the fourth quarter of 2022. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. We believe it is likely that the FDA will require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

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

Our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 60% of our outstanding voting common stock, or 67% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 4,312,500 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 17% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020 (the “Shelf Registration Statement”), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC, (the “Sales Agent”), to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the quarter ended March 31, 2021, the Company issued 194,189 shares of common stock at an average price of $11.49 per share in accordance with the Sales Agreement for aggregate net proceeds of approximately $2.2 million, after payment of cash commissions to the Sales Agent. During the quarter ended June 30, 2021, the Company issued 701,469 shares of common stock at an average price of $11.26 per share in accordance with the Sales Agreement for aggregate net proceeds of approximately $7.7 million, after payment of cash commissions to the Sales Agent. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

10.1

Amendment No. 1, dated April 27, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Company and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-39103) filed with the SEC on May 3, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

*	Filed herewith.

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

Cabaletta Bio, Inc.

Date: August 5, 2021	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)