Form 10-Q
period 2021-09-30
Cabaletta Bio, Inc.
filed 2021-11-01
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 28,331,638 shares of common stock, $0.00001 par value per share, outstanding.

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

•

The coronavirus disease, or COVID-19, pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

•

our expected use of proceeds from the initial public offering and from sales of our common stock in “at-the-market” offerings and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$118,260	$101,429
Short-term investments	1,000	7,233
Prepaid expenses and other current assets	1,592	4,873
Total current assets	120,852	113,535
Property and equipment, net	1,462	890
Other assets	324	299
Total Assets	$122,638	$114,724
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,707	$1,243
Accrued and other current liabilities	4,316	3,937
Total current liabilities	6,023	5,180
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2021 and December 31, 2020, respectively; 27,731,638 (23,419,138 voting and 4,312,500 non-voting) and 24,062,775 (19,387,160 voting and 4,675,615 non-voting) shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	215,314	175,836
Accumulated other comprehensive income	—	6
Accumulated deficit	(98,699)	(66,298)
Total stockholders’ equity	116,615	109,544
Total liabilities and stockholders’ equity	$122,638	$114,724

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$8,169	$5,650	$22,575	$15,601
General and administrative	3,394	2,766	9,845	8,902
Total operating expenses	11,563	8,416	32,420	24,503
Loss from operations	(11,563)	(8,416)	(32,420)	(24,503)
Other income:
Interest income	3	23	19	473
Net loss	$(11,560)	$(8,393)	$(32,401)	$(24,030)
Other comprehensive income:
Net unrealized (loss) income on available-for-sale investments, net of tax	(1)	1	(6)	12
Net comprehensive loss	$(11,561)	$(8,392)	$(32,407)	$(24,018)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.45)	$(0.36)	$(1.31)	$(1.09)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2019	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Stock-based compensation	—	—	873	—	—	873
Net loss	—	—	—	—	(7,485)	(7,485)
Balance—March 31, 2020	24,034,022	$—	$172,153	$—	$(40,444)	$131,709
Stock-based compensation	—	—	1,067	—	—	1,067
Net unrealized gains on available-for-sale securities	—	—	—	11	—	11
Net loss	—	—	—	—	(8,152)	(8,152)
Balance—June 30, 2020	24,034,022	$—	$173,220	$11	$(48,596)	$124,635
Stock-based compensation	—	—	1,127	—	—	1,127
Issuance of common stock in connection with exercise of stock options	21,445	—	135	—	—	135
Net unrealized gains on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(8,393)	(8,393)
Balance—September 30, 2020	24,055,467	$—	$174,482	$12	$(56,989)	$117,505

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Stock-based compensation	—	—	1,310	—	—	1,310
Common stock issuance, net of $67 of issuance costs	194,189	—	2,165	—	—	2,165
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,702)	(9,702)
Balance—March 31, 2021	24,256,964	$—	$179,311	$3	$(76,000)	$103,314
Stock-based compensation	—	—	1,385	—	—	1,385
Common stock issuance, net of $237 of issuance costs	701,469	—	7,665	—	—	7,665
Issuance of common stock in connection with exercise of stock options	9,563	—	60	—	—	60
Issuance of common stock under employee stock purchase plan	4,834	—	46	—	—	46
Net unrealized losses on available-for-sale securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(11,139)	(11,139)
Balance—June 30, 2021	24,972,830	$—	$188,467	$1	$(87,139)	$101,329
Stock-based compensation	—	—	1,508	—	—	1,508
Common stock issuance, net of $769 of issuance costs	2,710,347	—	24,880	—	—	24,880
Issuance of common stock in connection with exercise of stock options	48,461	—	459	—	—	459
Net unrealized losses on available-for-sale securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(11,560)	(11,560)
Balance—September 30, 2021	27,731,638	$—	$215,314	$—	$(98,699)	$116,615

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,401)	$(24,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,203	3,067
Amortization of premium on investments	62	81
Depreciation	499	244
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,280	1,871
Other assets	(25)	(138)
Accounts payable	409	59
Accrued and other current liabilities	379	1,249
Net cash used in operating activities	(23,594)	(17,597)
Cash flows from investing activities:
Purchases of property and equipment	(1,015)	(408)
Purchases of investments	—	(11,097)
Proceeds from maturities of investments	6,165	1,633
Net cash provided by (used in) investing activities	5,150	(9,872)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	34,710	(191)
Proceeds from issuance of common stock in connection with the exercise of stock options	519	135
Proceeds from the issuance of common stock under employee stock purchase plan	46	—
Net cash provided by (used in) financing activities	35,275	(56)
Net increase (decrease) in cash and cash equivalents	16,831	(27,525)
Cash and cash equivalents—beginning of period	101,429	136,204
Cash and cash equivalents—end of period	$118,260	$108,679
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$76	$227

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since reached multiple other regions and countries. The COVID-19 pandemic continues to evolve and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The extent to which COVID-19 impacts the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company has cash and cash equivalents and investments of $119,260 as of September 30, 2021. Through September 30, 2021, the Company has incurred an accumulated deficit of $98,699. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of September 30, 2021, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 16, 2021 (2020 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2020 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$118,260	$118,260	$—	$—
Short-term investments:
Corporate bonds	1,000	—	1,000	—
Total	$119,260	$118,260	$1,000	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$101,429	$101,429	$—	$—
Short-term investments:
Corporate bonds	7,233	—	7,233	—
Total	$108,662	$101,429	$7,233	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs. There were no transfers of assets between the fair value measurement levels during the three or nine months ended September 30, 2021 or 2020.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income.

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$118,260	$—	$—	$118,260
Corporate bonds - due in one year or less
Included in short-term investments	1,000	—	—	1,000
Total	$119,260	$—	$—	$119,260

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$101,429	$—	$—	$101,429
Corporate bonds - due in one year or less
Included in short-term investments	7,227	6	—	7,233
Total	$108,656	$6	$—	$108,662

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Research and development services	$2,446	$1,294
General and administrative services	108	160
Compensation expense	1,710	2,445
Other	52	38
	$4,316	$3,937

5. Collaborations, Licensing Agreements and Other Agreements

Research Service Agreement

In February 2021, the Company entered into a research service agreement with the Children’s Hospital of Philadelphia (CHOP) for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $250 and $822 for the three and nine months ended September 30, 2021, respectively. No expense was recognized for the three and nine months ended September 30, 2020. There was $250 due under this agreement as of September 30, 2021 for services performed. This agreement has a remaining cost of approximately $900, expected to be incurred through the first half of 2023.

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include CHOP as a party, and as amended in May 2020 and October 2021 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases.

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2021.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of sponsored research. In August 2020, this agreement was further amended to extend the term of the original research plan. In April and October 2021, the other sponsored research agreement was amended to extend the term of the original research plan.

Under the amended agreements, the Company has committed to funding a defined research plan through February 2023. The total estimated cost of $12,290 under the agreements satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of September 30, 2021, $9,350 of cost has been incurred pursuant to these agreements. Research and development expense related to these research agreements recognized in the accompanying statements of operations was $625 and $2,260 for the three and nine months ended September 30, 2021, respectively, and $624 and $1,960 for the three and nine months ended September 30, 2020, respectively. Advance payments under these research agreements included in prepaid expenses and other current assets in the accompanying balance sheets were $720 and $1,851 as of September 30, 2021 and December 31, 2020, respectively. There was $0 and $217 included in accrued and other current liabilities in the accompanying balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three and nine months ended September 30, 2021 and 2020 was $418 and $1,441, respectively, and $259 and $1,997 for the three and nine months ended September 30, 2020, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Expense recognized under this agreement was $0 and $150 during the three and nine months ended September 30, 2021, respectively. No expense was recognized in the three and nine months ended September 30, 2020.

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

Manufacturing Agreements

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

In August and October 2021, the Company entered into agreements with a contract manufacturing organization for the purchase of plasmids to be used in vector manufacturing for a total cost of approximately $1,620, expected to be incurred during 2021 and 2022. As of September 30, 2021, $469 of expense related to these agreements has been recognized in the accompanying statements of operations.

6. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statements of operations was $69 and $205 for the three and nine months ended September 30, 2021 and $67 and $200 for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the future minimum payments for operating leases are as follows:

October 1, 2021 to December 31, 2021	$68
2022	158
$226

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the nine months ended September 30, 2021, the Company sold 3,606,005 shares pursuant to the ATM Program for net proceeds of $34.7 million, after deducting commissions of $1.1 million. Subsequent to September 30, 2021, the Company sold an additional 600,000 shares pursuant to the ATM Program for net proceeds of $6.3 million.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The Company generally granted stock-based awards with service conditions only (service-based awards), although there was one grant with performance conditions. Currently, there are no unvested options with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. There were 1,959,411 options granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

 The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2021, the total number of shares under the 2019 Plan was increased by 962,511 shares. As of September 30, 2021, there were 2,080,288 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2,900,479	$7.33	8.5	$16,303
Granted	1,429,233	11.20
Exercised	(58,024)	8.94		81
Forfeited/Cancelled	(232,707)	10.87
Outstanding as of September 30, 2021	4,038,981	$8.47	8.3	$16,484
Options Exercisable at September 30, 2021	1,603,995	$5.70	7.6	$10,983

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $7.68 and $8.25, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.63%—1.15%	0.28%—1.48%
Expected term	5.5—6.1 years	5.7—6.1 years
Expected volatility	79%—81%	70%—79%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$683	$539	$2,003	$1,449
General and administrative	825	588	2,200	1,618
Total	$1,508	$1,127	$4,203	$3,067

As of September 30, 2021, there was $15,151 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.8 years.

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

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of September 30, 2021 and 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(9,631)	$(1,929)	$(26,651)	$(5,750)

Denominator
Weighted average number of shares used in basic per share computation	21,534,342	4,312,500	20,389,242	4,398,437
Net loss per share, basic	$(0.45)	$(0.45)	$(1.31)	$(1.31)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(9,631)	$(1,929)	$(26,651)	$(5,750)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,929)	—	(5,750)	—
Allocation of undistributed losses	$(11,560)	$(1,929)	$(32,401)	$(5,750)

Denominator
Weighted average number of shares used in basic per share computation	21,534,342	4,312,500	20,389,242	4,398,437
Add: conversion of non-voting to voting common shares outstanding	4,312,500	—	4,398,437	—
Weighted average number of shares used in diluted per share computation	25,846,842	4,312,500	24,787,679	4,398,437
Net loss per share, diluted	$(0.45)	$(0.45)	$(1.31)	$(1.31)

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(6,434)	$(1,959)	$(18,393)	$(5,637)

Denominator
Weighted average number of shares used in basic per share computation	17,828,169	5,429,486	16,943,599	5,193,114
Net loss per share, basic	$(0.36)	$(0.36)	$(1.09)	$(1.09)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(6,434)	$(1,959)	$(18,393)	$(5,637)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,959)	—	(5,637)	—
Allocation of undistributed losses	$(8,393)	$(1,959)	$(24,030)	$(5,637)

Denominator
Weighted average number of shares used in basic per share computation	17,828,169	5,429,486	16,943,599	5,193,114
Add: conversion of non-voting to voting common shares outstanding	5,429,486	—	5,193,114	—
Weighted average number of shares used in diluted per share computation	23,257,655	5,429,486	22,136,713	5,193,114
Net loss per share, diluted	$(0.36)	$(0.36)	$(1.09)	$(1.09)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2021	2020
Stock options to purchase common stock	4,038,981	2,889,045
Non-vested common stock	2,110	696,595
	4,041,091	3,585,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and aiming to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated and prioritized. In order to accelerate product development for our lead program and to access a proven cell therapy manufacturing platform, we have entered into a collaboration with the University of Pennsylvania, or Penn. We hold multiple agreements with Penn to develop CAAR T cell therapies for the treatment of these diseases. Our goal is to leverage our team’s expertise in autoimmunity and engineered T cell therapy and our collaboration with Penn to rapidly discover and develop our portfolio of CAAR T product candidates. Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. We submitted an Investigational New Drug, or IND, application for our lead product candidate, DSG3-CAART, to the U.S. Food and Drug Administration, or the FDA, in August 2019 and our IND was cleared in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020, and fast track designation for improving healing of mucosal blisters in patients with mucosal pemphigus vulgaris, or mPV, in May 2020. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, that is currently enrolling patients. In May 2021, we reported the acute safety data from the first cohort of patients in the DesCAARTesTM trial, where no dose-limiting toxicities, or DLTs, had been observed eight days after infusion in the first three patients who received DSG3-CAART. In August 2021, with FDA clearance, a protocol amendment was implemented in the DesCAARTesTM trial to allow a minimum dosing interval of seven days between patients within a cohort, versus 14 days. In August 2021, we also reported the 28-day safety data from the second cohort of patients in the DesCAARTesTM trial, where no DLTs had been observed 28 days after infusion in the second cohort of three patients who received DSG3-CAART. In November 2021, we reported dose dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion have been observed, as well as the continued absence of any DLTs or clinically relevant adverse events for the first three cohorts as of October 31, 2021. We expect to report top-line biologic activity data for the first two low dose cohorts in the fourth quarter of 2021. We also expect to report 28-day safety data for the fourth dose cohort in the first quarter of 2022.

Our lead preclinical product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG, and is currently in IND enabling studies, with an IND submission planned in the fourth quarter of 2021. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to two undisclosed targets and expect to conduct a pre-IND interaction with the FDA to discuss the development path for PLA2R-CAART in the fourth quarter of 2021. Preclinical data demonstrating that PLA2R CAAR T cells specifically recognized and eliminated anti-PLA2R antibody-expressing B cells and membrane proteome arrays screened with PLA2R CAAR candidates did not identify off-target interaction will be presented at the American Society of Nephrology Kidney Week in the fourth quarter of 2021.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. Through October 29, 2021, we have raised $42.3 million, or net proceeds of $41.0 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of September 30, 2021, we had $119.3 million in cash and cash equivalents and investments.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus disease, or COVID-19, surfaced in Wuhan, China and was subsequently declared a pandemic by the World Health Organization. The ongoing COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions.

We have been carefully monitoring the ongoing COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 community-wide. We have established a work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and potential clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. Our financial results through the period ending September 30, 2021 have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in our ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

Key Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In August 2018, we entered into a license agreement with Penn, which was amended and restated in July 2019 to include the Children’s Hospital of Philadelphia, or CHOP, collectively, the Institutions, and collectively with such amendment, as amended in May 2020 and October 2021, the License Agreement, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of the Institutions’ intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by us. We may terminate the License Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days written notice.

Sponsored Research Agreements

We have two sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April and October 2021, the agreement with Dr. Milone was amended to extend the term of the original research plan. Under the amended agreements, we are committed to funding a defined research plan through February 2023. The total estimated cost of the agreements is $12.3 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of September 30, 2021, $9.3 million of cost has been incurred pursuant to these agreements.

Master Translational Research Services Agreement

In October 2018, we entered into a Master Translational Services Agreement with Penn, or the Services Agreement, pursuant to which Penn agreed to perform certain services related to the research and development of the technology licensed to us under the License Agreement, as well as certain clinical, regulatory and manufacturing services.  The Services Agreement will expire on the later of (i) October 19, 2021 or (ii) completion of the services for which we have engaged Penn under the Services Agreement, which we currently anticipate being at least through 2023. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice.  The services encompassed by the Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the Services Agreement, including the Center for Advanced Retinal and Ocular Therapeutics, or CAROT, Addendum, as amended in May 2020, and the CVPF Addendum.

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

Results of Operations for the Three Months ended September 30, 2021 and 2020

The following sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$8,169	$5,650	$2,519
General and administrative	3,394	2,766	628
Total operating expenses	11,563	8,416	3,147
Loss from operations	(11,563)	(8,416)	(3,147)
Other income:
Interest income	3	23	(20)
Net loss	$(11,560)	$(8,393)	$(3,167)

Research and Development

Research and development expenses were $8.2 million for the three months ended September 30, 2021 as compared to $5.7 million for the three months ended September 30, 2020. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$674	$645	$29
License of intellectual property and subscription fee	10	10	—
Manufacturing of preclinical and clinical supplies	1,670	1,209	461
Clinical trials	935	297	638
Personnel	2,627	1,857	770
Development services	2,149	1,591	558
Other	104	41	63
	$8,169	$5,650	$2,519

Specific changes in our research and development expenses quarter over quarter include a:

•	$0.8 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.1 million in stock-based compensation expense;
•	$0.6 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites;
•	$0.6 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses; and
•	$0.5 million increase in manufacturing costs primarily due to vector manufacturing and cell processing capabilities and related activities.

General and Administrative

General and administrative expenses were $3.4 million for the three months ended September 30, 2021 compared to $2.8 million for the three months ended September 30, 2020. The increase of $0.6 million is primarily from higher personnel and professional services costs.

Other Income

Interest income was flat at less than $0.1 million in both the three months ended September 30, 2021 and 2020, with interest rates remaining low after a significant decrease in interest rates beginning in March 2020.

Results of Operations for the Nine Months ended September 30, 2021 and 2020

The following sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$22,575	$15,601	$6,974
General and administrative	9,845	8,902	943
Total operating expenses	32,420	24,503	7,917
Loss from operations	(32,420)	(24,503)	(7,917)
Other income and (expense):
Interest income	19	473	(454)
Net loss	$(32,401)	$(24,030)	$(8,371)

Research and Development

Research and development expenses were $22.6 million for the nine months ended September 30, 2021 as compared to $15.6 million for the nine months ended September 30, 2020. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$2,391	$2,026	$365
License of intellectual property and subscription fee	10	43	(33)
Manufacturing of preclinical and clinical supplies	4,360	3,920	440
Clinical trials	2,328	840	1,488
Personnel	7,228	5,493	1,735
Development services	6,005	3,182	2,823
Other	253	97	156
	$22,575	$15,601	$6,974

Specific changes in our research and development expenses year over year include a:

•	$2.8 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$1.7 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.6 million in stock-based compensation expense;
•	$1.5 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites;
•	$0.4 million increase in manufacturing costs primarily due to vector manufacturing and cell processing capabilities and related activities; and
•	$0.4 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research.

General and Administrative

General and administrative expenses were $9.8 million for the nine months ended September 30, 2021 compared to $8.9 million for the nine months ended September 30, 2020. The increase of $0.9 million is from additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.6 million in stock-based compensation expense, and higher insurance costs.

Other Income

Interest income decreased $0.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. Through October 29, 2021, we have raised $42.3 million, or net proceeds of $41.0 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of September 30, 2021, we had $119.3 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2021, we had an accumulated deficit of $98.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offering, or the ATM Program, under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the nine months ended September 30, 2021, we sold 3,606,005 shares pursuant to the ATM Program for net proceeds of $34.7 million, after deducting commissions of $1.1 million. Subsequent to September 30, 2021, we have sold an additional 600,000 shares pursuant to the ATM Program for net proceeds of $6.3 million, after deducting commissions of $0.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,594)	$(17,597)
Investing activities	5,150	(9,872)
Financing activities	35,275	(56)
Net decrease in cash and cash equivalents	$16,831	$(27,525)

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities of $23.6 million was attributable to a net loss of $32.4 million, partially offset by non-cash charges of $4.8 million from stock-based compensation and depreciation and a net change of $4.0 million in our net operating assets and liabilities.

During the nine months ended September 30, 2020, cash used in operating activities of $17.6 million was attributable to a net loss of $24.0 million, partially offset by non-cash charges of $3.4 million, primarily from stock-based compensation and depreciation expense and a net change of $3.0 million in our net operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2021, cash provided by investing activities of $5.2 million was attributable to $6.2 million of proceeds from maturities of investments, partially offset by $1.0 million of purchases of property and equipment.

During the nine months ended September 30, 2020, cash used in investing activities of $9.9 million was attributable to $11.1 million of purchases of available-for-sale investments and $0.4 million of purchases of property and equipment, partially offset by proceeds of $1.6 million from maturities of available-for-sale investments.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities of $35.3 million was from $34.7 million in sales of common stock, net of issuance costs and $0.6 million from stock option exercises and purchases of shares under the 2019 Employee Stock Purchase Plan.

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startup Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $119.3 million as of September 30, 2021. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, most of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

We are early in our development efforts and we have only initiated one clinical trial to date: our DesCAARTesTM trial. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

Our IND for DSG3-CAART was cleared in September 2019, and we initiated our DesCAARTesTM trial in June 2020. We announced dosing of the first patient in this trial in December 2020. Until dosing of this patient, DSG3-CAART had only been administered in murine models, and the preclinical results we have observed may not be predictive of the results of our clinical trial or any future clinical trials. In May 2021, August 2021 and November 2021 we announced safety data from the first, second and third dose cohorts, respectively, in our clinical trial. In November 2021, we also announced a dose dependent increase in persistence of DSG3-CAART observed in the third 500 million cell cohort relative to the first two low dose cohorts throughout the 28 days following infusion.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, we have no experience as a company in conducting clinical trials beyond our current DesCAARTesTM trial initiated in June 2020. Otherwise, we currently have ongoing IND-enabling studies for our MuSK-CAART program, with a planned IND submission anticipated in the fourth quarter of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities.

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

We currently plan to submit our IND for our MuSK MG program in the fourth quarter of 2021. This program is currently in IND-enabling studies and we have implemented the manufacturing process for this program with our contract manufacturing organization, or CMO, partner. We cannot be certain that these IND-enabling studies will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit the IND for the MuSK MG program, the FDA may not clear the IND and allow us to begin clinical trials in a timely manner or at all. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that would cause us or the FDA to suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has since reached multiple other regions and countries, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as certain of our CMO partners, are located. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others.

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as COVID-19. Some factors from the COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials and the need for drugs, such as tocilizumab, and other supplies that clinical trial sites must have on hand to conduct our clinical trials to be used to treat COVID-19;

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

These and other factors arising from the ongoing COVID-19 pandemic could worsen. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency and purity necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to evaluations of efficacy, the safety, potency and purity of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in evaluations of efficacy, safety, potency or purity results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. For example, because our CAAR T cell product candidates only target approximately 0.01% to 1% of the B cells in a patient, they may not engage enough of the target to achieve adequate engraftment necessary for elimination of all pathogenic B cells. Insufficient safety or potency in clinical trials may delay product development to enable time to modify the product candidate for next generation approaches or make manufacturing changes or may lead us to discontinue development of the product candidate.

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

Our initial clinical trial for our lead product candidate is an open-label trial. From time to time, we may publicly disclose interim, preliminary or topline or data from our preclinical studies and clinical trials, including safety and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed preliminary safety data from the first three cohorts of our DesCAARTes™ trial. We have also disclosed a dose dependent increase in persistence of DSG3-CAART observed in the third 500 million cell cohort relative to the first two low dose cohorts throughout the 28 days following infusion. While we believe the safety and persistence data observed to date is positive, the trial is in its early stages and additional data from these first three cohorts, data from subsequent patients and data from patients at higher dosing levels may not be positive with respect to safety or target engagement.

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

Specifically, while rituximab is the first drug for the treatment of PV, the target indication of our lead product candidate, DSG3-CAART, to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A patients who develop alloantibodies against FVIII. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

As of September 30, 2021, we had 46 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

In addition, due to the ongoing COVID-19 pandemic, our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business operations. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We initially licensed rights to the patents underlying our product candidates in August 2018 and initiated our DesCAARTesTM trial in June 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock, the sale of common stock in our initial public offering and sales of our common stock from time to time in “at-the-market” offerings.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2021 and 2020, we recorded net losses of $32.4 million and $24.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $98.7 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

•	continue our research and development efforts and submit additional INDs for our product candidates;
•	conduct preclinical studies and clinical trials for our current and future product candidates;
•	further develop our product candidate platform;
•	continue to discover and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific manufacturing and commercial personnel;
•

establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval, whether through a CMO or through a manufacturing facility that we establish;

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

As of September 30, 2021, we had $119.3 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. Through October 29, 2021, we have raised $42.3 million, or net proceeds of $41.0 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As widely reported, global credit and financial markets have experienced extreme volatility and disruptions from the ongoing COVID-19 pandemic and related factors, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Until we are able to generate sufficient revenue to finance our cash requirements, we will need to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives and clinical development plans. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our ability to develop and commercialize our product candidates is heavily dependent on in-licenses to patent rights and other intellectual property granted to us by third parties. For example, we depend heavily on our License Agreement with Penn and CHOP, which was entered into in 2018, amended and restated in July 2019, and further amended in May 2020 and October 2021, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to intellectual property controlled by Penn and CHOP to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of such intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. We may enter into additional license agreements in the future. Our license agreement with Penn and CHOP imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Penn and CHOP, may have the right to terminate these license agreements, in which event we might not be able to market our product candidates. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. The deadline to pursue protection in foreign jurisdictions for some of the patent families licensed under the License Agreement with Penn has not yet expired. Prior to applicable deadlines, we and Penn will need to decide where to pursue protection, and we will not have the opportunity to pursue protection unless we do so in applicable jurisdictions prior to the deadlines. Although our License Agreement grants us worldwide rights, there can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and the patents we in-license or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Additionally, over time we will need to transition from receiving the services that Penn currently provides to performing such services internally. The Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the Services Agreement is amended, Penn will not be obligated to provide any further services under the Services Agreement after that time. We currently anticipate that research and development projects under the Services Agreement will continue through at least 2023. In addition, Penn has the right to terminate the Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Further, we will incur costs relating to establishing our own financial, administrative, information technology and other support functions as well as running and maintaining such functions on a going-forward basis. In addition, the process of establishing such functions may distract our management from focusing on business and strategic opportunities and could result in disruptions to our business. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

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

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is often a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. For example, in October 2021, one of our CROs that provide data management, biostatistics and pharmacovigilance data services for the DesCAARTesTM trial, provided us a 60-day notice of termination for convenience. As a result, we are currently in the process of finalizing our transition plans to help mitigate any potential delays or challenges as we select and transition to a new provider of data management, biostatistics and pharmacovigilance data services. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. For example, in 2016, the United Kingdom referendum on its membership in the EU resulted in a majority of the United Kingdom voters voting to exit the EU, often referred to as “Brexit”. Pursuant to Article 50 of the Treaty on European Union, the United Kingdom ceased being a Member State of the European Union on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020, during which most laws of the EU continued to apply to the United Kingdom, including the European Union’s rules, the European Union’s pharmaceutical laws. The United Kingdom and the EU have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and went into force permanently on May 1, 2021, following formal approval by both the United Kingdom and the EU. This agreement provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forwards however there are still many uncertainties.  Brexit has already and may continue to adversely affect European and/or worldwide regulatory conditions. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace, which could impair our ability to transact business in the EU and the United Kingdom in the future, if we elect to seek regulatory approval and commercialize any of our products there, if approved. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

As of September 30, 2021, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 49% of our outstanding voting common stock, or 57% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 4,312,500 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 16% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the nine months ended September 30, 2021, we sold 3,606,005 shares pursuant to the ATM Program at an average price of $9.92 per share for net proceeds of $34.7 million, after deducting commissions of $1.1 million. Subsequent to September 30, 2021, we sold an additional 600,000 shares of common stock at an average price of $10.79 pursuant to the ATM Program for net proceeds of $6.3 million, after deducting commissions of $0.2 million. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

We also filed registration statements on Form S-8 registering the issuance of an aggregate 6.8 million shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

10.1†*	Amendment No. 2, dated October 19, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Company and the Trustees of the University of Pennsylvania.
10.2†*

Second Amendment, dated October 19, 2021, to the First Amended and Restated License Agreement, dated May 27, 2020, among the Company, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.

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

Cabaletta Bio, Inc.

Date: November 1, 2021	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2021	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)