Form 10-K
period 2021-12-31
Cabaletta Bio, Inc.
filed 2022-03-17
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $205 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2021.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2022 was 28,977,129.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

•

If we encounter difficulties enrolling patients in our DesCAARTesTM trial, our planned Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, or future clinical trials, these clinical development activities could be delayed or otherwise adversely affected.

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

•

The ongoing coronavirus disease, or COVID-19, pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•

the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our planned Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

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
•

our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our planned MusCAARTesTM trial, our ongoing preclinical studies of DSG3/1-CAART, FVIII-CAART and PLA2R-CAART;

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and aim to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated, and prioritized.

Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of pemphigus vulgaris, or PV, that affects the mucous membrane. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target and eliminate autoreactive B cells specific for DSG3, which may prevent these B cells from differentiating into antibody secreting plasma cells that produce anti-DSG3 antibodies that are the cause of mPV, while preserving general B cell immune function. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, in which we are currently enrolling patients. During 2021, we reported acute and 28-day safety data from the first three cohorts of patients in the DesCAARTesTM trial, with no dose-limiting toxicities, or DLTs, or clinically relevant adverse events observed in the 28 days after infusion of DSG3-CAART. In November 2021, we reported that dose-dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion had been observed. On December 14, 2021, we reported top-line biologic activity data for the first, two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represent less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any DLTs or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen, which we expect to initiate in 2022 after review of the fourth cohort’s 28-day safety data. In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial are expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In March 2022, we disclosed 28-day safety data for the fourth cohort with no DLTs observed in any patient during the 28 days after infusion of DSG3-CAART. In addition, we disclosed that we are currently enrolling patients for the fifth cohort, and expect to announce the 28-day safety data for the fifth cohort at a scientific meeting in mid-2022, assuming no DLTs are observed during such cohort, that enrollment is uninterrupted and there are no delays due to COVID-19 resurgence.

Our MuSK-CAART product candidate is designed for the treatment of muscle-specific kinase, or MuSK, myasthenia gravis, or MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies to the United States Food and Drug Administration, or FDA. This IND became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We plan to initiate the Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, in 2022. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies, in addition to two undisclosed targets. We conducted a pre-IND interaction with the FDA to discuss the development path for PLA2R-CAART in the fourth quarter of 2021. Preclinical data demonstrating that PLA2R CAAR T cells specifically recognized and eliminated anti-PLA2R antibody-expressing B cells and that membrane proteome arrays screened with PLA2R-CAAR candidates did not identify off-target interaction was presented at the American Society of Nephrology Kidney Week in the fourth quarter of 2021.

B cell-mediated autoimmune diseases occur when autoreactive B cells differentiate into plasma cells that produce autoantibodies, which are directed against specific healthy tissue or cells in the body. The presence of autoantibodies can manifest in a variety of autoimmune diseases and result in the destruction of healthy tissue in the body. Current treatment options for B cell-mediated autoimmune diseases are generally limited to corticosteroids and other generalized immunosuppressants that offer only temporary disease suppression, may require chronic, in-hospital administration and are associated with potentially life-threatening side effects. We believe the ideal therapy for B cell-mediated autoimmune diseases would selectively and completely eliminate the pathogenic B cells while sparing the body’s normal B cells.

We are pioneering the development of a new class of engineered T cell therapies that express CAARs to selectively engage and eliminate pathogenic B cells. Our CAARs build upon the scientific foundation of CARs, differing primarily in the use of the antigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoantibodies expressed on the surface of B cells. This allows these pathogenic B cells to engage with the CAAR T cells instead of benign antigens, resulting in their elimination. We have developed our CABA™ platform to inform product candidate development from scientific, clinical, and commercial assessment through CAAR design. Using our CABA™ platform, we have identified and thoroughly evaluated over two dozen B cell-mediated autoimmune diseases that we believe will be amenable to treatment with the Cabaletta approach and have advanced several of our highest priority targets into discovery and preclinical testing.

Our current product candidate pipeline1 is illustrated below.

1.	Two additional undisclosed disease targets, currently in discovery stage, and part of our pipeline portfolio through our Sponsored Research Agreement with the University of Pennsylvania are not shown.
2.	In our discovery stage, we perform epitope mapping and optimize CAAR construct and design.

Our initial therapeutic focus is on pemphigus vulgaris, or PV, a chronic, autoimmune blistering skin disease. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, PV remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. In January 2020, the FDA granted orphan drug designation to DSG3-CAART for the treatment of PV. In May 2020, DSG3-CAART received fast track designation from the FDA for improving healing of mucosal blisters in patients with mPV. DSG3-CAART is currently being evaluated in the DesCAARTesTM trial. Our next PV-directed product candidate, DSG3/1-CAART, is being designed to target B cells that differentiate into antibody secreting cells that produce autoantibodies against DSG3 and desmoglein 1, or DSG1. It is being developed for the treatment of mucocutaneous PV, or mcPV, another subtype of PV that affects both mucosal and skin surfaces and is caused by autoantibodies against DSG3 and DSG1, respectively.

Our second clinical product candidate, MuSK-CAART, is designed to treat a subset of patients with MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. Data from our initial in vitro and in vivo studies of MuSK-CAART was presented at the American Academy of Neurology’s Science Highlights Virtual Platform in May 2020. The efficacy and safety of MuSK CAAR T cells were investigated using in vitro cytotoxicity assays, in vitro screens for off-target toxicity, and a mouse model to evaluate the efficacy of human MuSK CAAR T cells against MuSK antibody-expressing B cells in vivo. In preclinical studies, MuSK CAAR T cells demonstrated in vitro cytotoxicity towards B cell lines expressing various anti-MuSK antibodies, but we did not observe any cytotoxicity when anti-MuSK antibodies were not expressed. In addition, MuSK CAAR T cells also targeted and eliminated a panel of B cells targeting different MuSK epitopes. In an in vivo mouse model, MuSK CAAR T cells, but not control CAAR T cells, showed biological activity by blocking the growth of B cell lines expressing anti-MuSK antibodies. Based in part on these results, in the fourth quarter of 2021, we submitted an IND application for the first-in-human studies of MuSK-CAART to the FDA. This IND became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We plan to initiate the MusCAARTesTM trial in 2022.

PLA2R-CAART is being developed to treat patients with PLA2R-assoicated membranous nephropathy, an autoimmune disease that is typically caused by production of autoantibodies directed to phospholipase A2 receptor (PLA2R), a single-pass transmembrane protein expressed in the glomerulus of the kidney.

We are also pursuing development of an additional product candidate, FVIII-CAART, which is being designed to treat a subset of patients with Hemophilia A, an X-linked bleeding disorder caused by mutations in the FVIII gene. While our CABA™ platform is primarily focused on the treatment of B cell-mediated autoimmune diseases, we believe our approach may be applicable in other instances where B cell antibody production is implicated in immune response to exogenous proteins, such as FVIII administration for the treatment of Hemophilia A. Some patients receiving repeated administrations of exogenous FVIII will have an immune system response to the exogenous antigens, known as an alloimmune response. This can result in significant unmet need as these patients may develop alloantibodies against the treatment, also known as inhibitors, neutralizing the therapeutic potential of FVIII. Patients with FVIII alloantibodies may often require high-dose FVIII, immune tolerance induction with FVIII, agents that mimic FVIII or plasmapheresis to remove the FVIII alloantibodies. FVIII-CAART leverages a CAAR designed to target B cells expressing alloantibodies against FVIII, and it is initially being developed as an adjunctive therapy for Hemophilia A patients who develop FVIII alloantibodies.

Our manufacturing strategy is comprised of three stages, designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners while migrating to contract manufacturing organization, or CMO, partnerships and ultimately aiming to achieve full manufacturing independence. Stage 1 leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. This stage included early development work, support of the DSG3-CAART IND, and cell and vector product manufacturing for our DesCAARTesTM trial. We believe these partnerships and use of these established facilities have allowed us to move efficiently into clinical trials, but are not sufficient to support a commercial license. Stage 2, which is ongoing, is designed to engage partners who are qualified for manufacturing of vectors at commercial grade and scale and who have experience with cell processing. In January 2021, we initiated a collaboration with WuXi Advanced Therapies, Inc. or WuXi, to serve as our cell processing manufacturing partner, and have completed enabling engineering runs in preparation for our planned MusCAARTesTM trial. In December 2021, we entered into a license and supply agreement with Oxford Biomedica (UK) Limited, or Oxford Biomedica, to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. Contingent on sufficient clinical evidence from the DesCAARTesTM trial, we plan to advance the third stage of our manufacturing strategy which will include leasing, building, qualifying and operating our own manufacturing facility. We believe this additional stage will enable full control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Our Chief Executive Officer and our President, Science and Technology, have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities which we hope will enable us to smoothly transition to stage 3 when feasible.

We plan to build upon our first mover advantage in the field of targeted cell therapy for B cell-mediated autoimmune diseases and further advance the discovery, development, and commercialization of our CAAR T portfolio. Our extensive translational and correlative sciences program has been designed to inform clinical observations from the DesCAARTesTM trial in order to preserve and expand our industry leading insights into the impact of CAAR T therapies in patients. Our scientific founders are leading experts in B cell-mediated autoimmune diseases and CAR T technology, and we are led by an experienced team with demonstrated success in discovering, developing, manufacturing and evaluating novel cell therapy products in clinical trials. We have assembled a Scientific Advisory Board with relevant experience in discovery, clinical and regulatory science for autoimmunity and cell and gene therapy. In addition, we have partnered our discovery and initial development efforts with Penn, a pioneer in cell and gene therapy with a proven track record of expertise in the translational research, clinical development, and manufacturing of cell therapy products, in order to advance our lead product candidate in clinical trials along with our preclinical product candidates.

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

The longstanding and highly productive partnership between our co-founders has been complemented by additional management experience that brings a successful history of translating academic cellular therapy research from Penn and elsewhere into commercially sponsored clinical trials and the establishment of a GMP manufacturing facility and organization. Gwendolyn Binder, Ph.D., our President, Science and Technology, was an early member of the Translational Research Program Operations team at Penn for over five years and participated in the submission and acceptance of multiple INDs for novel engineered T cell therapy products. As part of the cell therapy organization at Penn, Dr. Binder partnered with Dr. Milone and others to drive the IND-enabling translational studies that facilitated the initial CAR T clinical trial in B cell cancers at Penn. Dr. Binder also built and led a clinical stage biotechnology company’s manufacturing operations and quality teams, including creation of a fully functioning commercial grade GMP facility. Dr. Binder also built the translational research program and ultimately led the company’s research organization.

Our Research and Manufacturing Collaboration with Penn

Our CABA™ platform has already produced multiple product candidates through our sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders, Drs. Payne and Milone. Our continuing relationship with our scientific co-founders provides important guidance and insights to us. Our contractual relationship with Penn through ongoing licensing and research arrangements also provides important services around manufacturing supply.

In May 2020 and October 2021, we amended and restated our worldwide license agreement with Penn to develop our CAAR T technology to treat B cell-mediated autoimmune and alloimmune diseases. This license agreement provides us with access to multiple patent families covering CAAR T therapy as applied to the field of B cell-mediated autoimmune and alloimmune diseases and to the robust intellectual property portfolio created by Penn under these SRAs in this field. See “—Our Material Agreements—Amended and Restated License Agreement with Penn.”

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

Our Strategy

Our goal is to build upon our first mover advantage and expertise in cell therapies for B cell-mediated autoimmune diseases to accelerate the discovery, development and commercialization of our CAAR T cell therapies, with a focus on reliable manufacturing. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from certain B cell-mediated autoimmune diseases. To achieve this goal, key elements of our strategy include:

•

Achieving clinical proof-of-concept for our lead product candidate, DSG3-CAART in mPV, the first in a series of well-understood and validated B cell-mediated autoimmune diseases for which we are developing CAAR T cell product candidates. It is well-established that the presence of DSG3 autoantibodies and DSG3 autoantibody producing cells in patients are both necessary and sufficient to cause mPV in the vast majority of cases. We believe our biologic understanding coupled with the well-understood clinical signs, symptoms and natural course of the disease, identify mPV as a model disease to evaluate our CAAR T approach. In addition, we have made significant investment in the design and development of DSG3-CAART, generating a lead candidate that has demonstrated robust target engagement and no off-target toxicities in preclinical studies. Taken together, our Phase 1 clinical trial evaluating DSG3-CAART for the treatment of mPV represents an optimal first opportunity to establish initial clinical proof-of-concept of our CABA™ platform.

•

Leveraging our CABA™ platform to identify optimal targets for the CAAR T approach and apply learnings from DSG3-CAART to advance additional product candidates. Shortly after inception, we undertook a comprehensive review of all known B cell-mediated autoimmune diseases in order to evaluate and prioritize the opportunity for selective destruction of B cells in an effort to cure B cell-mediated autoimmune diseases. Central to this analysis were (i) scientific, clinical and commercial assessment, (ii) epitope mapping to determine regions targeted by autoantibodies, (iii) evaluation of the ability to optimize the CAAR construct and design with the goal of selectively ablating autoreactive B cells, and (iv) evaluation of existing or required development of new preclinical models and in vitro and in vivo clinical testing. As we performed this analysis of potential product candidates, we considered possible paths for clinical trial design and regulatory approval. This analysis incorporated the extensive learnings gleaned from years of effort devoted to development of DSG3-CAART. We prioritized the targets and since then have been focused on being first to discover and develop a series of products with each providing the potential for cure of an important B cell-mediated autoimmune disease in patients. We intend to continue to apply our proprietary learnings from DSG3-CAART, including scientific and regulatory learnings, to most effectively advance these additional opportunities. Preclinical studies that are generally similar to, and informed by, DSG3-CAART preclinical studies are actively ongoing with other CAAR T cell product candidates.

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

•

Leveraging our cellular therapy experience and knowledge in addition to knowledge gained through our Penn collaboration to rapidly build our own fully-integrated internal infrastructure. We have differentiated expertise that we believe is uniquely suited for the continued buildout of our CABA™ platform specializing in B cell-mediated autoimmune diseases. Our scientific co-founders who initially developed our technology continue to collaborate closely with us through SRAs. In addition, our management team has a successful history of building the capabilities of cell therapy-based companies from the discovery and preclinical stage through Phase 3 readiness. In combination with our team, which possesses significant experience in executing on manufacturing strategies for cell therapy products, our partnership with Penn allows us to utilize their existing infrastructure, which accelerated our ability to submit our first IND. In parallel, we continue to build out an experienced team to manage the relationship with Penn while also developing and continuing to implement a path to our manufacturing independence. Ultimately, we intend to prepare and build our own manufacturing facility depending on the achievement of sufficient initial clinical trial data for DSG3-CAART.

B Cell-Mediated Autoimmune Diseases: Overview and Current Treatment Paradigm

The body’s immune system, which is designed to protect the body from infection and cancer, includes B cells and T cells. B cells are responsible for producing antibodies against antigens that the body perceives as foreign whereas T cells are responsible for cell-mediated immunity. In the case of B cell-mediated autoimmune diseases, certain populations of the patient’s B cells differentiate into antibody secreting cells that produce antibodies directed against normal tissues and cells, leading to disease. While these autoantibodies are the major effectors of B cell-mediated autoimmune diseases, the underlying root cause of each B cell-mediated autoimmune disease is the defective B cells that mistakenly differentiate into cells that secrete these pathogenic antibodies. These pathogenic B cells express autoantibodies on their surface with the same antigen specificity as the circulating pathogenic autoantibodies, which can be used to distinguish them from the healthy B cell population, as shown in the figure below.

Antibodies are B cell receptors that drive B cell maturation. CD19 serves as a B cell marker throughout the naïve B cell phase, while CD20 is a surface marker expressed later in B cell maturation. CAAR T is designed to eliminate antigen specific B cells and prevent their further development to antibody secreting plasma cells. IgM: immunoglobulin M; IgD: immunoglobulin D; IgA: immunoglobulin A; sIg: surface immunoglobulin, representing the autoantibody on the B cell surface.

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

Our Approach

Using our CABA™ platform, we are developing engineered T cell therapy candidates that express CAARs, which serve as “decoys” for antibodies expressed on the surface of B cells. We believe these CAARs enable the T cells to specifically engage and eliminate pathogenic B cells while sparing normal B cells. By harnessing the power of cell therapy, our technology has the potential to overcome the ability of these B cells to evade elimination and thus lead to durable responses. Our CAAR T platform is based on the foundation of established CAR T therapeutics, differing primarily in their use of the antigen rather than an antibody fragment to target pathogenic B cells. We believe our technology has broad applicability and we are building a portfolio of product candidates for B cell-mediated autoimmune diseases.

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

While CAR T has demonstrated significant clinical success in B cell cancers, cancer cells employ a variety of mechanisms to evade detection by targeting immune cells, and antigen escape poses a significant risk of failure for CAR T cell treatment in oncology. Antigen escape in CAR T treatment occurs when the antigen that the CAR T cell targets is lost from or mutated within the malignant cell. Clinically, this results in response rates that decline from an initial complete response level of about 80% to approximately 50% over a period of years.

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

Our CABA™ Platform

Our team has developed our CABA™ platform to inform product candidate development from indication selection through preclinical studies. Using our CABA™ platform, our team has identified our highest priority target indications following a rigorous analysis of B cell-mediated autoimmune diseases. A deep understanding of the antigenic epitopes targeted in these diseases is required to design and construct a successful CAAR. Our scientific founders have studied B cell repertoires for many years in the context of PV. Their expertise is essential to provide insights and guidance regarding our portfolio of products. We leverage the experience and insight gained from the development of each product candidate to improve the efficiency of our CABA™ platform in evaluating additional potential product candidates.

Scientific, Clinical and Commercial Assessment

Through broad literature review and consultation with internal and external experts, we have identified and continue to monitor the universe of diseases where pathogenic B cells are implicated in disease pathophysiology. From this set of possible indications, our team then evaluates each disease based on numerous criteria, which include, but are not limited to:

Biologic Opportunity for Cure

•	the presence of the antibody is well established in patients with the clinical manifestations of the disease;
•	the identified antibody has been shown to be necessary and sufficient in causing clinical disease;
•	there is a correlation between antibody titer and disease activity;
•	B cell-depleting therapies or autoantibody reducing therapies are shown or believed to be effective in treating the disease;
•	the antibody repertoire has been or can be characterized for the disease;

Identifiable and Underserved Patient Populations

•	a routine and established antibody test exists or can be developed for diagnosis and biomarker assessment;
•	the clinical course and severity of the disease warrant a cellular therapy despite current standard of care;
•	products in development do not have the potential to materially improve outcomes versus the current standard of care;

Evaluation of Preclinical and Clinical Development Pathway

•	preclinical in vitro and in vivo models exist or can be developed; and
•	potential clinical trial designs and endpoints appear reasonable and achievable.

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

We perform this rigorous and detailed conceptual analysis to enable us to be thorough and thoughtful before committing significant resources to a program. We believe this analysis allows us to prioritize and advance potential product candidates through the CABA™ platform with a higher degree of confidence and a higher probability of success.

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

Pipeline

We are developing a portfolio of CAAR T cell product candidates for the treatment of B cell-mediated autoimmune diseases. Our lead product candidate, DSG3-CAART, targets B cells that express pathogenic autoantibodies against the DSG3 protein, which cause mPV. The publication of the first in vivo evaluation of activity and toxicity of the candidate in an animal model was followed by additional preclinical studies to support our IND submission, which was cleared by the FDA in September 2019. The FDA granted our lead product candidate, DSG3-CAART, designed to treat patients with mPV, orphan drug designation for the treatment of PV in January 2020 and fast track designation for improving healing of mucosal blisters in patients with mPV in May 2020. We initiated our DesCAARTesTM trial in June 2020 and announced the dosing of the first patient in December 2020. In 2021, we announced the 28-day safety data for the first three cohorts in the study along with top-line data on biologic activity from the first two, low dose cohorts in December 2021. In March 2022, we disclosed 28-day safety data for our fourth cohort. Our next PV-directed product candidate, DSG3/1-CAART, targets B cells that give rise to pathogenic autoantibodies against either the DSG3 or DSG1 protein, which cause mcPV, and could address a broader PV population.

Our second product candidate, MuSK-CAART, targets B cells that differentiate into antibody secreting cells that produce pathogenic autoantibodies against the MuSK receptor in patients with MG. In the fourth quarter of 2021, we submitted an IND for the first-in-human studies to the FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies in addition to two undisclosed targets.

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

Scientific, Clinical and Commercial Assessment

PV is a potentially fatal, chronic autoimmune disease characterized by acantholysis, which is the loss of adhesion between cells of the skin or mucous membranes. Desmosomes are a collection of proteins that provide the structure for epithelial cells to connect with each other. PV results when specific pathogenic autoantibodies disrupt desmosomes by targeting DSG3 and/or DSG1, which are proteins that are part of the desmosomes. These autoantibodies cause the upper layer of the epidermis to split away from its base resulting in characteristic erosions and blisters. Widespread damage to the skin and mucous membranes increases susceptibility to life-threatening systemic infections. PV has two major subtypes:

•	mPV—Characterized by DSG3 autoantibodies only, affecting only the mucous membranes—accounts for approximately 25% of PV
•	mcPV—Characterized by DSG3 autoantibodies and DSG1 autoantibodies, affecting both the mucous membrane and skin—accounts for approximately 75% of PV

The presence of DSG-specific antibodies is 98% to 100% sensitive and specific in identifying patients with PV, and these antibodies have been deemed both necessary and sufficient to cause the disease. Thus, in the absence of DSG autoantibodies, PV generally does not occur. In mPV, patients will typically develop painful skin blisters on their mucous membrane, including mouth, nose, throat, and genitals, often leading to an inability to eat, drink and function normally. The pathogenic DSG3 autoantibody is made by a specific small number of antibody secreting cells, which arise from B cells that express the DSG3 autoantibody on their surface. An overview of mPV and mcPV is provided in the figure below.

Visual evidence of clinical manifestations of PV. (Left panel) Inside of cheek of a patient with mPV, showing sloughing mucosa and blistering. (Right panel) Back of a patient showing cutaneous skin blistering and sloughing in a patient with mcPV. Image credit: D@nderm.

Like most autoimmune diseases, the current standard of care for PV relies on general immune suppression, which is often transiently effective but can lead to severe infection, potentially resulting in hospitalization and death. First-line therapy for PV typically consists of corticosteroids in moderate to high doses in combination with the anti-CD20 monoclonal antibody rituximab where clinically appropriate. Second-line therapy focuses on the several systemically immunosuppressive medications such as mycophenolate, azathioprine, and methotrexate. Additional options used in the acute setting include plasmapheresis, or infusions of intravenous immunoglobulin.

B cell depletion with rituximab was approved by the FDA for the treatment of PV in 2018 and is playing an increasing role as part of the standard of care because it has proven to be one of the more effective therapies for PV. Despite its recent approval for use as a therapy with corticosteroids in PV, rituximab has several limitations in terms of efficacy, safety, and convenience. Rituximab treatment frequently results in relapse, which is reduced but still occurs despite chronic treatment every six months in PV. It does not specifically target the pathogenic B cells, but rather it depletes all CD20-expressing B cells, which leads to an ongoing risk of severe infection and death. As such, there remains not only an unmet medical need in PV, but also a need for safer therapies that can provide a reliable, durable, and complete remission off of all other medications.

There are several emerging therapies also being developed for the treatment of PV, which are being evaluated in late-stage clinical trials. These therapies provide important alternative therapeutic options for patients; however, we believe based on early published data that these therapies are unlikely to be curative and do not specifically ablate autoreactive B cells.

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

Clinical Development Plan

The FDA cleared our IND for a Phase 1 trial of DSG3-CAART in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020 and fast track designation for improving healing of mucosal blisters in patients with mPV in May 2020. We announced that the first patient was dosed in the DesCAARTesTM trial in December 2020, and enrollment is currently ongoing.

The DesCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of DSG3-CAART in the treatment of subjects with active mPV. DSG3-CAART is administered by intravenous infusion, using a fractionated-dose infusion scheme of escalating numbers of DSG3-CAART cells for the initial cohorts in the first phase. This dosing scheme was designed to reduce the potential risks associated with acute infusion-

related toxicities while preserving potential benefit for subjects by allowing a total infused dose that we believe is large enough to be potentially therapeutic based on prior CAR T trials.

We expect that the Phase 1 trial will have three parts:

•	Part A: Fractionated dose escalation
•	Part B: Fractionation reduction at the selected dose
•	Part C: Expansion phase at the selected dose and administration scheme

In Part A, the split dose uses dose fractionation to accommodate a low number of cells in the first infusion while still advancing the dose within the cohort up towards and spanning the range of cell doses that have been therapeutic in past gene-engineered T cell therapy trials. In Part B, the dose selected from Part A will be delivered in a decreased number of dose fractionations to determine the dose fractionation strategy. In Part C, subjects will be enrolled at the dose and fractionation, as determined in Part A and B, to generate additional safety and outcome data to support the rationale for and design of future clinical trials.

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

In May 2021, we reported the acute safety data from the first cohort of patients in the DesCAARTesTM trial, where no DLTs had been observed eight days after infusion in the first three patients who received DSG3-CAART. DSG3-CAART was detected at low levels in both patients who had been evaluated and completed the DLT period at that time. In August 2021, with FDA clearance, a protocol amendment was implemented in the DesCAARTesTM trial to allow a minimum dosing interval of seven days between patients within a cohort, versus 14 days. In August 2021, we also reported the 28-day safety data from the second cohort of patients in the DesCAARTesTM trial, where no DLTs had been observed 28 days after infusion in the second cohort of three patients who received DSG3-CAART. DSG3-CAART persistence was observed via quantitative polymerase chain reaction in peripheral blood samples of all three patients in the second dose cohort during the 28 days following infusion. In November 2021, we reported that dose dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion have been observed, as well as the continued absence of any DLTs or clinically relevant adverse events for the first three cohorts.

In December 2021, we reported biologic activity data from the six patients in the two lowest dose cohorts in the DesCAARTesTM trial with three to six months of follow-up evaluation. Parameters being used in the trial to evaluate potential biologic activity include persistence of DSG3-CAART, change in level of DSG3 autoantibodies, change in mPV therapy or need for new systemic rescue therapy, and change in disease activity (e.g., assessed by Pemphigus Disease Area Index, or PDAI, and Oral Disease Severity Score, or ODSS). Top-line data on biologic activity among the first six participants in the lowest dose cohorts demonstrated no clear indications of biologic activity at doses that represent less than 2% of the current planned maximum dose in the trial. In the cohort receiving the 20 million DSG3-

CAART cell dose, two patients worsened, and one patient improved. As permitted by protocol, the patient that improved was enrolled due to worsening symptoms despite receiving two different systemic therapies within nine months of DSG3-CAART infusion. The systemic therapies may have impacted clinical scores and DSG3 levels, both of which improved between screening and infusion. In the 100 million dose cohort, one patient had stable disease, one patient was stable then had increasing disease activity, and one patient worsened. Furthermore, we announced the continued absence of any DLTs or clinically relevant adverse events.

As reported in November 2021, a dose-dependent increase in DSG3-CAART persistence in the 500 million cell dose cohort was observed relative to the two lowest dose cohorts throughout 28 days post-infusion, and patients in the fourth cohort are receiving 2.5 billion DSG3-CAART cells, which is 25 and 125-fold greater than the two dose cohorts reported at the end of 2021.

In the December 2021 announcement, we also reported that, based on the safety profile observed to date and FDA communications dating to early 2021, additional cohorts are planned to evaluate increased doses, consolidated fractions, and, subject to a protocol amendment, an enhanced manufacturing process which aims to amplify the already present cell subtypes in the product in order to potentially improve product potency and trafficking to tissue where the target B cells reside. The additional fifth cohort will receive between 5.0-7.5 billion DSG3-CAART cells with a more consolidated fractionated infusion dosing regimen including only two fractions.

In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial are expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In February 2022, FDA cleared our protocol amendment regarding the planned enhanced manufacturing process. In March 2022, we disclosed 28-day safety data from the fourth cohort of patients in the DesCAARTesTM trial, where no DLTs had been observed 28 days after infusion in the three patients who received DSG3-CAART at the 2.5 billion cell dose level. In addition, we disclosed that we are currently enrolling patients for the fifth cohort, and expect to announce 28-day safety data for the fifth cohort at a scientific meeting in mid-2022, assuming no DLTs are observed during such cohort, that enrollment is uninterrupted and no there are no delays due to COVID-19 resurgence. We also currently intend to announce serious adverse events, if any, if they materially change timelines or the trial design.

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

Development Plan

From a regulatory and clinical trial design perspective, we anticipate that many of the elements incorporated into the planned DesCAARTesTM trial will carry over to DSG3/1-CAART. We plan to evaluate the initial cohorts of patients from the planned DesCAARTesTM trial for safety and evidence of target engagement prior to proceeding with an IND submission for DSG3/1-CAART. We believe that, because mcPV is the most prevalent subset of PV and the patients are generally followed by the same subspecialists, it will allow for a wider patient pool eligible for a clinical trial. We anticipate the DSG3/1-CAART clinical trial design will have a significant amount of overlap with the DSG3-CAART trial design, but it will be informed by clinical data from the early cohorts in the DesCAARTesTM trial. We further anticipate being able to use the same centers from the DesCAARTesTM trial to enroll patients for the DSG3/1-CAART clinical trials.

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

MuSK-CAART for MuSK Myasthenia Gravis

Scientific, Clinical and Commercial Assessment

MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Generalized MG, or gMG, is characterized by profound muscle weakness throughout the body, which may result in motor impairment, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure.

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

Patients diagnosed with MuSK MG have a different recommended treatment course compared to patients with AChR MG. Importantly, many patients with MuSK MG respond poorly to cholinesterase inhibitors, which are often the first line of therapy in AChR MG. Consequently, patients with MuSK MG are typically started on corticosteroids in addition to one or more steroid-sparing immunosuppressive agents. Corticosteroids are tapered to the extent possible to prevent disease relapse, though many remain dependent on corticosteroid despite concomitant treatment with immunosuppressive medications. In the acute setting, plasma exchange or intravenous immunoglobulin may be used to address severe disease. Rituximab is often considered as a second-line therapeutic option in patients with an inadequate response to initial immunosuppressive medications. Importantly, complement is not thought to be meaningfully implicated in the pathophysiology of MuSK MG, and complement inhibitors are not indicated for treatment of disease.

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

Clinical Development Plan

Based in part on these preclinical results, IND-enabling studies were completed for the MuSK-CAART product candidate. In the fourth quarter of 2021, we submitted an IND to the FDA for MuSK-CAART, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We plan to initiate the MusCAARTesTM trial in 2022.

The MusCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of MuSK-CAART in the treatment of subjects with active MuSK MG. MuSK-CAART is administered by intravenous infusion, using a single infusion of MuSK-CAART cells at a starting dose informed by initial clinical data from the DesCAARTesTM trial and prior CAR T trials.

We expect the Phase 1 trial will have two parts:

•	Part A: Dose escalation
•	Part B: Expansion phase at the selected dose

In Part A, the dose will initially begin at 100 million MuSK-CAART cells, and plans to escalate up to 7.5 billion MuSK-CAART cells in four dose cohorts. Cohort A2 is planned at 500 million MuSK-CAART cells, cohort A3 is planned at 2.5 billion MuSK-CAART cells and cohort A4 is planned at 5.0 to 7.5 billion MuSK-CAART cells. We plan to enroll approximately 12 subjects in Part A, subject to observation of DLTs, with at least two patients planned per cohort and a total of 6 subjects to be dosed at the selected dose for Part A. In Part B, subjects will be enrolled at the dose determined in Part A to generate additional safety and outcome data to support the rationale for and design of future clinical trials. We plan to enroll approximately 12 subjects in Part B.

Patients are eligible to be enrolled if they have a confirmed diagnosis of MuSK MG based on a positive anti-MuSK antibody test; myasthenia gravis severity Class I-IVa, a Myasthenia Gravis Composite Score ≥4 and a history of a negative anti-AChR antibody test. The primary objective of the trial is to evaluate the safety of MuSK-CAART cells, and a key secondary objective is to evaluate the initial signs of biologic activity. The primary endpoint of the study is the incidence of adverse events within three months of MuSK-CAART infusion, including dose limiting toxicity defined as occurring within 28 days of infusion.

PLA2R-CAART for PLA2R MN

Scientific and Commercial Assessment

Primary MN is an immune-mediated kidney disease caused by autoantibodies against phospholipase A2 receptor (PLA2R), a single-pass transmembrane protein expressed in the glomerulus of the kidney. Since the discovery of anti-PLA2R autoantibodies in 2009, evidence has shown that these autoantibodies accumulate as immune complexes in the glomeruli of the kidney and damage the filtration barrier, leading to nephrotic syndrome as characterized by proteinuria. Many patients with PLA2R-associated MN are at risk for progression to kidney failure.

Primary MN affects approximately 15,000 patients in the United States and is associated with autoantibodies directed to PLA2R in 70-80% of patients. Immunosuppressive treatments are commonly used to treat MN, with increasing use of B cell-depleting therapies such as rituximab in the first line for medium to high-risk patients. However, high unmet need remains, as a significant fraction of patients either relapse or fail to respond following treatment with immunosuppressive therapies. By selectively depleting the PLA2R autoantibody expressing B cells that cause disease, we believe PLA2R-CAART could provide a potentially safe, effective, and durable therapeutic option for patients with PLA2R-associated MN.

Epitope Mapping

PLA2R is a single-pass transmembrane protein with distinct immunogenic regions. The protein consists of a cysteine rich domain, a fibronectin type II domain, and eight C-type lectin domains, as depicted below.

Cysteine rich domain
Fibronectin type II domain
C-type lectin domain 1
C-type lectin domain 2
C-type lectin domain 3
C-type lectin domain 4
C-type lectin domain 5
C-type lectin domain 6
C-type lectin domain 7
C-type lectin domain 8
Native PLA2R

Figure illustrating the domains of the wild-type PLA2R protein.

Studies have demonstrated that the cysteine rich domain is the immunodominant epitope in PLA2R MN, and autoantibody reactivity to C-type lectin domains one and seven portend a worse prognosis.

CAAR Construct / Design

Based on the well-defined epitopes of PLA2R, multiple PLA2R CAARs have been designed to incorporate key antigenic regions and to evaluate epitope conformation. The engineering of preliminary PLA2R CAAR constructs is being led by Dr. Payne, one of our scientific co-founders.

In Vitro Studies

As presented at the American Society of Nephrology Kidney Week in the fourth quarter of 2021, in vitro cytotoxicity and patient IgG adsorption assays have established the preliminary activity of PLA2R-CAART cells for antigen-specific B cell depletion in PLA2R MN. Multiple PLA2R-CAART cells caused specific lysis of anti-PLA2R hybridomas, and PLA2R CAARS adsorbed the majority (>95%) of anti-PLA2R IgG autoantibodies in MN sera. As depicted below, PLA2R-CAART cytotoxicity was preserved over time with physiologic levels of PLA2R MN plasma IgG. Though PLA2R MN IgG inhibited PLA2R-CAART cytotoxicity initially, the cytotoxicity increased with time, likely due to CAART cell proliferation and/or new CAAR synthesis.

Figure illustrating PLA2R-CAART cells were able to maintain cytotoxicity against anti-PLA2R hybridomas in the presence of physiologic concentrations of PLA2R MN plasma IgG. Though PLA2R MN IgG had some short-term inhibition of PLA2R-CAART cells, cytotoxicity increased with time, likely due to CAART cell proliferation and/or new CAAR synthesis. Cells expressing desmocollin-1 were used as a negative control.

To evaluate for preclinical signals of safety, high throughput screening for off-target PLA2R CAAR interactions was performed, and no off-target binding interactions were identified.

Development Plan

We anticipate that many of the learnings from our more advanced CAART programs will provide expertise in developing a clinical and regulatory strategy for PLA2R-CAART, and we plan to employ therapeutic area-specific strategies, such as the fact that PLA2R antibody levels correlate with proteinuria, a commonly used surrogate endpoint in clinical trials. We conducted a pre-IND interaction with the FDA to discuss the development path for PLA2R-CAART in the fourth quarter of 2021.

FVIII-CAART for Hemophilia A with Factor VIII Alloantibodies

While our CABA™ platform is primarily directed towards the treatment of B cell-mediated autoimmune diseases, we believe the approach may be applicable in other instances where B cell antibody production is implicated. Specifically, we have identified an opportunity to apply the CABA™ platform to develop potential CAAR adjunctive therapies in cases where the immune system has or produces antibodies against potential therapies, which is known as an alloimmune response. These alloantibodies can prevent a particular therapy from being delivered effectively because the therapy is degraded by the immune response due to alloantibody binding. We believe our approach has the potential to address the alloantibody response by specifically ablating the B cells responsible for producing the alloantibodies through a similar mechanism seen in autoimmune disease. With the alloantibody producing cells ablated, the treatment could then be provided.

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

The main complication of FVIII replacement therapy is that 20% to 30% of patients with severe disease develop neutralizing alloantibodies against the FVIII protein. These alloantibodies decrease the levels of FVIII and at high titers, render attempts to replace or stimulate the production of FVIII ineffective. The risk of alloantibody development for patients with severe Hemophilia A is highest during their initial FVIII exposures. The standard treatment to reverse alloantibody formation consists of repeated high-dose infusions of FVIII, which has limited efficacy, a high cost and is difficult to titrate to an appropriate therapeutic level for the patient. We believe FVIII-CAART could be effective in addressing patients with Hemophilia A who have developed FVIII antibodies that require repeated, high-dose administrations of FVIII.

Epitope Mapping

The following image depicts FVIII, which is a large glycoprotein consisting of six domains that interact with each other to form the full complex.

Studies conducted in patients with Hemophilia A have revealed that acquired FVIII alloantibodies following exogenous FVIII administration are typically directed against A2, C1 and C2 domains of FVIII.

CAAR Construct and Design

Preliminary FVIII CAAR and CAAR-like constructs have been engineered that target key parts, but not all, of the FVIII domains. Dr. Milone, one of our scientific co-founders, has led the development of multiple constructs to evaluate the impact on safety and potency.

Development Plan

We are conducting additional studies to optimize our FVIII-CAART development. The focus of these ongoing studies is to fully characterize the safety and potency of candidate constructs in vitro and in vivo. Given the size of the FVIII protein, this may require us to utilize alternate gene transfer technology to accommodate the size of the final CAAR construct. Proof of concept studies targeting this objective are ongoing.

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

1.

By securing contract manufacturing organizations, or CMOs, as partners during Stage 2 of our manufacturing strategy early on for both vector and cell manufacturing. We plan to prioritize potential partners who are qualified to, and have an established track record of, the commercial production of vector and cell products. We believe this allows us to make one change in our supply partners during an early period of clinical development to facilitate in vitro comparability testing and clinical validation, prior to controlled clinical studies. As part of this strategy, in January 2021, we initiated a collaboration with WuXi to serve as our cell processing manufacturing partner for our planned MusCAARTesTM trial. Engineering runs confirming successful technology transfer of our manufacturing process have been completed in preparation for the planned MusCAARTesTM trial initiation in 2022. In December 2021, we entered into a license and supply agreement with Oxford Biomedica to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate.

2.

By licensing the cell manufacturing process used for our planned Phase 1 DSG3-CAART first-in-human study from Penn. This is allowing us the time to understand the process used in order to reduce the chance of changes that may impact comparability.

In addition to Stage 2, and contingent on sufficient clinical evidence from our planned DesCAARTesTM trial, we are further planning to pursue Stage 3 in manufacturing supply. During Stage 3, we plan to lease, build, qualify and run our own manufacturing facility. We believe this additional stage will enable full control of continuous improvement, product development and commercial supply for products arising from our CABA™ platform. Our Chief Executive Officer and our President, Science and Technology have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities.

Vector Manufacturing

The lentiviral vector that we plan to use in the initial subjects in our DesCAARTesTM trial was manufactured at CHOP. We have also reserved multiple vector manufacturing slots at Penn and CHOP, which we may use in our DSG3-CAART or subsequent clinical trials. In parallel, we have engaged in development work with multiple CMOs to secure production slots for vector which may be used in our DSG3-CAART or subsequent clinical trials. In December 2021, we entered into a license and supply agreement with Oxford Biomedica to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.

Cell Manufacturing

We have entered into a collaboration with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn, to provide focused scientific, technical and regulatory support for CAAR T cell manufacture. CVPF is accredited by the Foundation for the Accreditation of Cellular Therapy and is capable of and experienced at supporting manufacture for early-phase clinical trials of novel cell therapy products in first-in-man clinical trials. We expect to rely upon CVPF to provide initial Phase 1 clinical trial drug supply for DSG3-CAART. Penn’s manufacturing process for DSG3-

CAART is directly related to the process developed at Penn for early clinical trials of CART19, which subsequently became known commercially as Kymriah. The process was later transferred to Novartis Pharmaceuticals Corporation and further modified for the Kymriah program.

As we scale our manufacturing of DSG3-CAART and our other product candidates to meet our expected needs for further clinical trials, we may or may not rely on Penn, but we also expect to rely on CMOs and other third parties for the manufacturing and processing of our clinical trial materials. Any CMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need. In January 2021, we initiated a collaboration with WuXi to serve as our cell processing manufacturing partner for our planned MusCAARTesTM trial.

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

Commercialization

Our aim is to become a fully integrated cellular therapy company in order to improve the lives of patients with B cell-mediated autoimmune diseases. We have designed a strategic approach to move forward with our lead product candidate, DSG3-CAART, while at the same time having a number of product candidates in development. The product candidates from our CABA™ platform address clinical indications where there is a compelling opportunity to improve clinical outcomes in comparison with the current standard of care in an easily identified patient population. Our initial product candidates are focused on rare disease populations where we believe there is potential to commercialize independently. This is due to a concentration of treatment paradigms and limited but easily identified patient populations. Our plan is to focus commercialization and launch efforts initially in the United States, and eventually in the European Union and Asia-Pacific geographies.

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

Existing treatment options for PV are limited. Rituximab, marketed by Roche Holding AG, is the first drug to have received approval for PV in the United States in over 60 years. In Europe, the approved therapies for PV are corticosteroids, azathioprine, and rituximab. Other standard of care treatments include various immunosuppressants, plasmapheresis, and intravenous immunoglobulin infusions given monthly or on another periodic chronic basis. Additionally, multiple biopharmaceutical companies have therapies in clinical development.

Competition in the MuSK MG autoimmune space is currently dominated by the current standard of care, rituximab. A second approved approach to treating patients is IVIG, which is available through CSL Behring LLC, Grifols, S.A., and Mitsubishi Tanabe Pharma Corporation. Additionally, multiple biopharmaceutical companies have therapies in clinical development.

Multiple therapies are approved or in development for the treatment of Hemophilia A patients who develop alloantibodies against FVIII. Standard of care is typically immune tolerance induction, or ITI, therapy with higher doses of FVIII. Available treatments for those who do not respond to ITI include anti-inhibitor coagulation complexes, recombinant factor VIIa, and bispecific factor IXa- and factor X-directed antibodies. Companies who market products or are developing product candidates within these categories of medicine include Catalyst Pharmaceuticals, Inc., Novo Nordisk A/S, OPKO Health, Inc., Roche Holding AG, and Takeda Pharmaceutical Company.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As of March 1, 2022, our patent estate (all of which has been in-licensed) included one issued U.S. patent, two granted foreign patents, nine pending U.S. patent applications, and 43 pending foreign patent applications. See “—

Our Material Agreements—Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.”

With regard to our DSG3-CAART and DSG3/1-CAART product candidates, we have one issued U.S. patent with claims directed to a genetically modified cell containing a chimeric autoantibody receptor containing an extracellular domain containing DSG3, DSG1 or fragments thereof, which is scheduled to expire in 2035, without taking a potential patent term extension into account. We also have four pending U.S. patent applications and counterpart patents granted in Europe and China, which are scheduled to expire in 2035, and patent applications pending in Canada, China and Europe. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our MuSK-CAAR T cell product candidate, we have one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, and Russia, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our PLA2R-CAAR T cell product candidate, we have two pending U.S. patent applications and counterpart patent applications pending in Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, New Zealand, and Russia, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

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

Our Material Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In July 2019, we entered into an amended and restated license agreement, or the License Agreement, as further amended in May 2020 and October 2021, with Penn and CHOP, collectively the Institutions, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain patent rights of the Institution to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed-to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions. The License Agreement was amended in May 2020 to add certain intellectual property relating to one of the two undisclosed disease targets and in October 2021 to extend certain dates by which we must achieve certain financial and regulatory milestones.

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

Sponsored Research Agreements with Penn

Dr. Michael Milone

In April 2018, we entered into a Sponsored Research Agreement with Penn for the laboratory of Dr. Milone, or the Milone SRA, pursuant to which we agreed to sponsor certain research related to the development of (i) T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance and (ii) a clinical grade microfluidic device designed for single step selection and activation of T cells from blood samples to be conducted in Dr. Milone’s laboratory at Penn. Under the Milone SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan. Unless earlier terminated, the Milone SRA will expire in November 2022.

Dr. Aimee Payne

In April 2018, we entered into a Sponsored Research Agreement, or SRA, with Penn for the laboratory of Dr. Payne, or the Payne SRA, pursuant to which we agreed to sponsor certain research related to the development of T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance to be conducted in Dr. Payne’s laboratory at Penn. In May 2020, the Payne SRA was amended to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, this agreement was further amended to extend the term of the original research plan. In December 2021, we further amended the Payne SRA to extend the term and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. Under the Payne SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia, MG and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. Unless earlier terminated, the Payne SRA will expire in December 2024.

We have estimated the total cost of the two SRAs to be $12.5 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2021, $9.9 million of cost has been incurred pursuant to the Milone and Payne SRAs.

Dr. Drew Weissman

In December 2021, we entered into a SRA with Penn for the laboratory of Dr. Drew Weissman, or the Weissman SRA. Under the Weissman SRA, discovery-stage proof of concept studies for lipid nanoparticle mRNA for the delivery and/or enhancement of CAAR technology is being conducted. Under the Weissman SRA, Penn granted us a non-transferable, non-exclusive license to use certain intellectual property for specific internal research purposes and further grants us the first option to negotiate to acquire, subject to agreement on commercial terms, an exclusive or non-exclusive worldwide license to certain patent rights for specific CAAR products developed under the Weissman SRA. Unless earlier terminated, the Weissman SRA will expire in December 2023. Pursuant to the Weissman SRA, we also entered into an Option Agreement with Penn, or the Weissman Option, which grants us the option to negotiate to acquire a non-exclusive worldwide license to certain patent rights in connection with the Weissman SRA.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Accelerated Approval for Regenerative Medicine Advanced Therapies

FDA’s regenerative medicine advanced therapy (RMAT) program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. An RMAT that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

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

Post-Marketing Requirements

Following approval of a new product, a manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling, distribution, and tracking and tracing requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS (e.g., the Office of Inspector General, or OIG, and Office for Civil Rights), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the United States, sales, marketing and scientific/educational programs must also comply with federal and state fraud and abuse laws, data privacy and security laws, transparency laws, and pricing and reimbursement requirements in connection with governmental payor programs, among others. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

In order to secure coverage and reimbursement for any drug product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our drug product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

HIPAA, as amended by HITECH, and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Further, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals, and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

We may become subject to federal government price reporting laws, which would require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs, as well as federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•

In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013 and subsequent legislation, and will remain in effect through 2030 unless additional congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•

In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. On May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain IND products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Human Capital Management

As of December 31, 2021, we had 54 employees, 53 of whom were full-time and one who was part-time. Of those, 45 were engaged in research and development activities. All company employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our future success depends on our ability to attract, develop and retain key personnel, maintain our culture, and ensure diversity and inclusion in our board, management and broader workforce. Our human resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. As these areas directly impact our ability to compete and innovate, they are key focus areas for our board of directors and senior executives. A testament to our strong culture is the strong results from our annual employee survey.

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

We are early in our development efforts and we have not yet completed any clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

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

Cellular therapies, including our engineered chimeric autoantibody receptor, or CAAR, T cell product candidates, represent a novel approach to the treatment of B cell-mediated autoimmune diseases, which creates significant challenges for us. Negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

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

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR and MuSK CAAR, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and did not observe any confirmed off target activity for MuSK-CAART. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are retreated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

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

In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies. While we believe there are sufficient data from other CAR T programs to suggest that it is reasonable for us to initiate our first clinical trial of DSG3-CAART without a preconditioning regimen, we cannot be certain that a preconditioning regimen, with or without lymphodepleting agents, will not be required.

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

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may adversely affect our ability to use DSG3 autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART. An inability to use DSG3 autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to

CAAR and therefore efficient clinical development. As a result of these factors, including the concern that lymphodepletion may confer a potential increased safety risk to an autoimmune patient population, we believe the inclusion of such a regimen must be justified by clinical data demonstrating the need for it in the setting of autoimmune patients and is therefore difficult to justify in our first-in-human studies.

In addition to lymphodepleting preconditioning, other preconditioning regimens may be considered to prepare the body for CAAR T infusion. For example, if autoantibody is found to reduce or inhibit function of CAAR T in the body, then pretreatment of patients with antibody reducing therapies, such as FcRN inhibitors, IVIG, plasmapheresis, or treatment of post rituximab patients may be considered. Some of these types of preconditioning are standard of care for this autoimmune population and therefore are already considered to have a beneficial risk profile in this patient population. These other preconditioning regimens may cause serious adverse events, including hypotension, thromboembolism, and opportunistic infections.

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

Our business is highly dependent on the success of our initial product candidates targeting B cell-mediated autoimmune diseases, particularly DSG3-CAART and MuSK-CAART. All of our product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.

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

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we have not used pre-infusion lymphodepletion or other preconditioning regimen initially in our Phase 1 trial. However, we may determine that use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, which could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our clinical trials of DSG3-CAART or MuSK-CAART could influence physicians’ and regulators’ opinions with regard to the viability of our CABATM platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART or MuSK-CAART, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T cell therapies may be significantly harmed.

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, our experience conducting clinical trials with our product candidates is limited. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we cannot be certain that the IND-enabling studies for our future product candidates will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit an IND for a future product candidate, the FDA may not clear the IND and allow us to begin clinical trials in a timely manner or at all. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

Risks Related to the Current Novel Coronavirus (COVID-19) Pandemic

The ongoing COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. While progress has been made in the fight against the ongoing COVID-19 pandemic, including the broad dissemination and administration of vaccines in certain countries, the COVID-19 pandemic has continued spread globally, including in all 50 states within the United States, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as certain of our CMO partners, are located. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures in response to the emergence of new variants. The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. Further, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as COVID-19. The ongoing COVID-19 pandemic could result in increased adverse events and deaths in our clinical trials due to COVID-19 related infections, and if we decide to implement a lymphodepleting preconditioning regimen, patients are likely to be more immunosuppressed and therefore at a greater risk of developing more severe symptoms from a COVID-19 infection. Some factors from the ongoing COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Data Safety Monitoring Board, or DSMB, or local regulatory authorities such as institutional review boards, or IRBs, could recommend or order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Additionally, our ongoing clinical trials utilize, and our planned trials may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an active drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our DesCAARTesTM trial and our planned MusCAARTesTM trial are both designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed preliminary safety data from the first four cohorts of our DesCAARTesTM trial. We have also disclosed a dose dependent increase in persistence of DSG3-CAART observed in the third 500 million cell cohort relative to the first two low dose cohorts throughout the 28 days following infusion. Additionally, we disclosed top-line data on biologic activity from the first two low dose cohorts, and no clear evidence of biologic activity was observed. However, the trial is in its early stages and additional data from these initial cohorts, data from subsequent patients and data from patients at higher dosing levels may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

•	delays in recruiting eligible patients to participate in our clinical trials;
•	delays in treating one or more patients, once enrolled, due to a patient’s inability to accommodate parts of the complex study procedures schedule;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties or us to adhere to clinical trial requirements and the potential termination of ongoing agreements with our CROs;
•	limitations on our recourse in our CRO relationship with Penn as compared to a CRO that is not an academic institution;
•	failure to perform in accordance with the FDA’s Good Clinical Practice, or GCP, requirements or applicable regulatory guidelines in other countries;
•	transfer of manufacturing processes to any new CMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of product candidates;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	patients dropping out of a trial;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
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
•

delays in manufacturing or inability to manufacture sufficient clinical supply (for example, due to capacity constraints, supply interruption, or the need to engineer the process to meet higher dose requirements), testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In December 2021, we disclosed our intent to implement an enhanced manufacturing process for our DSG3-CAART program, subject to an IND amendment. Our inability to effectively implement, or a delay in implementation of, such enhanced manufacturing process may prevent successful or timely completion of clinical development. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional trials to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our product candidates and products, if licensed, have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, the FDA or other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

For our clinical trials of DSG3-CAART, MuSK-CAART and our other product candidates, we expect to continue to contract with Penn and other academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our DesCAARTesTM trial, our planned MusCAARTesTM trial and any additional expected Phase 1 clinical trials for each of our product candidates will be pilot dose escalation studies with a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial and our planned MusCAARTesTM trial is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our planned MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial and our planned MusCAARTesTM trial, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART or MuSK-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial and our planned MusCAARTesTM trial, respectively.

Risks Related to Sales, Marketing and Competition

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Our projections of both the number of people who have the B cell-mediated autoimmune diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these B cell-mediated autoimmune diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, DSG3-CAART, to initially target a small patient population that suffers from mPV. Furthermore, in the event we use a preconditioning regimen for any of our CAAR T cell product candidates, then patients for whom the preconditioning regimen is contraindicated, or is not acceptable to the patient, may not be eligible for treatment with the product candidate, further reducing the potential target population. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific, and medical personnel, including our Chief Executive Officer and President, our Scientific Advisory Board members, our President, Science and Technology, our Chief Medical Officer, and our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

As of December 31, 2021, we had 53 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, retaining and motivating additional employees;
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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2021 and 2020, we recorded net losses of $46.3 million and $33.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $112.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAAR T cell platform. We are reliant on several manufacturing and support services from Penn through a Master Translational Research Services Agreement, or the Services Agreement, as well as certain research and development and general and administrative services through three sponsored research agreements. We also rely on Penn for access to key technologies for current manufacturing of our product candidates. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with FDA’s current Good Manufacturing Practices, or cGMP;

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

Risks Related to Future Financial Condition

We will require substantial additional financing to develop and commercialize our product candidates and implement our operating plans. If we fail to obtain additional financing or cannot obtain financing at the levels we require due to we may be delayed in our plans or unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our planned MusCAARTesTM trial, and our research and development, preclinical studies and clinical trials for PLA2R-CAART, DSG3/1-CAART and FVIII-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through completion of Part A Dose Escalation of our DesCAARTesTM trial, we expect to require significant additional financing to complete this Phase 1 trial, and any future clinical trials of DSG3-CAART and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of December 31, 2021, we had $122.2 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan automatically increased on January 1, 2022 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Risks Related to Our Reliance on Third Parties

We are reliant on a research services agreement with Penn for a significant portion of our nonclinical research and development activities and current manufacturing activities.

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

We currently, and will likely continue to, rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial and planned MusCAARTesTM trial in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on these third parties, including Penn, to conduct our discovery efforts and manufacturing, and as a result, will have limited control over pace at which these activities are carried out. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with FDA’s GCPs which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is often a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. For example, in October 2021, one of our CROs that provides data management, biostatistics and pharmacovigilance data services for the DesCAARTesTM trial, provided us a 60-day notice of termination for convenience, and as a result in December 2021 we transitioned to a new provider of data management, biostatistics and pharmacovigilance data services. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties, including Penn, to supply raw materials and other important components that are used to manufacture our product candidates and intend in the future to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

We are currently reliant upon Penn for our cell product manufacturing for our lead product candidate, DSG3-CAART. We have entered into agreements with CMOs and initiated tech transfer activities to secure the manufacturing supply chain for current and future product candidates. We will need to develop relationships with suppliers, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021, we secured a license and supply agreement with Oxford Biomedica to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has not previously reviewed regulatory applications for the commercial development of CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV or MuSK myasthenia gravis. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. If we experience delays in the completion of, any future clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

Because we are developing novel CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies, formerly known as the Office of Cellular, Tissue and Gene Therapies, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris (PV). We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. Although we may seek orphan drug designation for other product candidates, we may never receive such designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A fast track designation by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV. We have also received fast track designation for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV and for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis, we may not experience a faster development process, regulatory review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Additionally, during the COVID-19 public health emergency, FDA noted it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. We believe it is likely that the FDA will require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of B cell-mediated autoimmune diseases, we cannot accurately estimate the potential revenue from our product candidates. See section entitled “Business — Government Regulation — Pricing and Reimbursement.”

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. See section entitled “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements — Current and Future Legislation.”

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. See section entitled “Business — Government Regulation — Other Healthcare Laws and Compliance Requirements.”

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

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data, including health-related information, regarding individuals in the European Economic Area, or EEA, is governed by the European General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to any business, regardless of its location, that provides goods or services to residents in the EU or monitors the behavior of individuals within the European Union. The GDPR is wide ranging in scope and imposes stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information, expanded disclosures to individuals about how their personal data is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, implementing safeguards to protect the security and confidentiality of personal data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections.

In addition to the requirement of the GDPR, European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Should we commence clinical trial activity within the member states of the European Union, such activity will be regulated by the GDPR as well as applicable member state laws. In addition, we are subject to evolving and strict rules on the transfer of personal data out of the European Union to the United

States. For example, evolution of laws governing the cross-border transfer of data, such as the invalidation of the EU–U.S. Privacy Shield, creates additional uncertainty around the legality and mechanics of such transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. We could be adversely affected if we fail to comply fully with all of these requirements. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

In the United States, there has been a flurry of activity at the state level. In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the scope of the CCPA.

In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate depending on the new U.S. presidential administration. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

As of December 31, 2021, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 42% of our outstanding voting common stock, or 46% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 3,912,500 shares of our non-voting common stock pursuant to our Third Amended and Restated Certificate of Incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 14% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the year ended December 31, 2021, we sold 4,792,562 shares pursuant to the ATM Program at an average price of $10.38 per share for net proceeds of $48.3 million, after deducting commissions of $1.4 million. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

We have also filed registration statements on Form S-8 to register shares issued or reserved for issuance under our equity compensation plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of December 31, 2021, we had U.S. federal, state and local net operating loss carryforwards of $85.8 million, $88.0 million and $78.9 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses begin to expire in 2039. Approximately $85.5 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

General Risk Factors

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to be in the future, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of B cell-mediated autoimmune diseases;
•	actual or anticipated variations in annual or quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions;
•	global health concerns, such as the ongoing COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation has often been instituted against companies, particularly in the biopharmaceutical and life sciences industries, following periods of volatility in the market price of a company’s securities. We have been subject to such a securities class action lawsuit filed in February 2022 against certain of our officers and certain of our current and former directors, and may become subject to additional securities class action lawsuits in the future.  See “Item 3. Legal Proceedings” for more information. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Philadelphia, PA, where we lease 7,672 square feet of office, research and development space subject to a lease agreement that is in effect through June 30, 2025. We also have a lease consisting of approximately 3,800 square feet of laboratory space in Philadelphia, PA that can be terminated by us with 90 days’ notice. We believe our facilities are currently adequate for us to conduct our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

On February 28, 2022, a purported stockholder of the Company filed a complaint against us and certain of our current officers and certain of our current and former directors in the United States District Court for the Eastern District of Pennsylvania captioned Patterson v. Cabaletta Bio, Inc., et al.. No. 2:22-cv-00737 (E.D. Pa.). The complaint was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired (a) Cabaletta common stock pursuant and/or traceable to the offering documents issued in connection with the Company’s October 24, 2019 initial public offering; and/or (b) Cabaletta securities between October 24, 2019 and December 13, 2021 both dates inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and under Sections 11 and 15 of the Securities Act based upon allegedly false or misleading statements and omissions regarding our DesCAARTesTM Phase 1 clinical trial of DSG3-CAART, clinical data for the DesCAARTesTM trial, the efficacy of DSG3-CAART, and the clinical and/or commercial prospects for DSG3-CAART. The complaint seeks damages, prejudgment and post-judgment interest, and reasonable attorneys’ fees, expert fees and other costs. We may also become subject to additional securities class action lawsuits in the future. We intend to vigorously defend the lawsuit. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material us.  See Risk Factors — “The price of our stock may be volatile, and you could lose all or part of your investment” for additional information.

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

Stockholders

As of March 10, 2022, we had approximately 20 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies, and aim to provide a deep and durable, perhaps curative, treatment, for patients with B cell-mediated autoimmune diseases. Our proprietary technology utilizes Chimeric AutoAntibody Receptor, or CAAR, T cells that are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells. Our lead CAAR T cell product candidate was designed based on the clinically validated and commercially approved Chimeric Antigen Receptor, or CAR, T cell technology that is marketed for the treatment of B cell cancers. By harnessing the power of targeted cell therapy, we believe our CAAR T product candidates have the potential to provide responses that may be a safer and more effective option than current treatments. We believe our technology, in combination with our proprietary Cabaletta Approach for selective B cell Ablation platform, called our CABATM platform, has applicability across over two dozen B cell-mediated autoimmune diseases that we have identified, evaluated, and prioritized.

Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of pemphigus vulgaris, or PV, that affects the mucous membrane. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target and eliminate autoreactive B cells specific for DSG3, which may prevent these B cells from differentiating into antibody secreting plasma cells that produce anti-DSG3 antibodies that are the cause of mPV, while preserving general B cell immune function. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, in which we are currently enrolling patients. During 2021, we reported acute and 28-day safety data from the first three cohorts of patients in the DesCAARTesTM trial, with no dose-limiting toxicities, or DLTs, or clinically relevant adverse events observed in the 28 days after infusion of DSG3-CAART. In November 2021, we reported that dose-dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion had been observed. On  December 14, 2021, we reported top-line biologic activity data for the first, two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represent less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any DLTs or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen, which we expect to initiate in 2022 after review of the fourth cohort’s 28-day safety data. In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial are expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In March 2022, we disclosed 28-day safety data for the fourth cohort with no DLTs observed in any patient during the 28 days after infusion of DSG3-CAART. In addition, we disclosed that we are currently enrolling patients for the fifth cohort, and expect to announce 28-day safety data for the fifth cohort at a scientific meeting in mid-2022, assuming no DLTs are observed during such cohort, that enrollment is uninterrupted and there are no delays due to COVID-19 resurgence.

Our MuSK-CAART product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies to the United States Food and Drug Administration, or FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We plan to initiate the MusCAARTesTM trial in 2022. We are also advancing additional product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A with Factor VIII, or FVIII, alloantibodies, in addition to two undisclosed targets. We conducted a pre-IND interaction with the FDA to discuss the development path for PLA2R-CAART in the fourth quarter of 2021. Preclinical data indicating that PLA2R CAAR T cells specifically recognized and eliminated anti-PLA2R antibody-expressing B cells and that membrane proteome arrays screened with PLA2R CAAR candidates did not identify off-target interaction was presented at the American Society of Nephrology Kidney Week in the fourth quarter of 2021.

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of December 31, 2021, we had $122.2 million in cash and cash equivalents.

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

Sponsored Research Agreements

We have sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. The total estimated cost of the agreements is $12.5 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2021, $9.9 million of cost has been incurred pursuant to these agreements.

In December 2021, we entered into a SRA with Penn for the laboratory of Dr. Drew Weissman, or the Weissman SRA. Under the Weissman SRA, discovery-stage proof of concept studies for lipid nanoparticle mRNA for the delivery and/or enhancement of CAAR technology is being conducted. Under the Weissman SRA, Penn granted us a non-transferable, non-exclusive license to use certain intellectual property for specific internal research purposes and further grants us the first option to negotiate to acquire, subject to agreement on commercial terms, an exclusive or non-exclusive worldwide license to certain patent rights for specific CAAR products developed under the Weissman SRA. Unless earlier terminated, the Weissman SRA will expire in December 2023. Pursuant to the Weissman SRA, we also entered into an Option Agreement with Penn, or the Weissman Option, which grants us the option to negotiate to acquire a non-exclusive worldwide license to certain patent rights in connection with the Weissman SRA.

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

Results of Operations for the years ended December 31, 2021 and 2020

The following sets forth our results of operations:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$32,494	$21,376	$11,118
General and administrative	13,819	12,457	1,362
Total operating expenses	46,313	33,833	12,480
Loss from operations	(46,313)	(33,833)	(12,480)
Other income:
Interest income	24	494	(470)
Net loss	$(46,289)	$(33,339)	$(12,950)

Research and Development Expenses

Research and development expenses were $32.5 million for the year ended December 31, 2021 as compared to $21.4 million for the year ended December 31, 2020. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Sponsored research activities	$3,021	$3,062	$(41)
License of intellectual property and subscription fee	28	143	(115)
Manufacturing of preclinical and clinical supplies	7,390	4,652	2,738
Clinical trials	3,165	1,202	1,963
Personnel	10,604	7,827	2,777
Development services	7,933	4,350	3,583
Other	353	140	213
	$32,494	$21,376	$11,118

Specific changes in our research and development expenses year over year include a:

•	$3.6 million increase in costs under our development services from increased outsourced preclinical research activities and lab related expenses;
•	$2.8 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.8 million in stock-based compensation expense;
•	$2.7 million increase in manufacturing costs primarily due to vector manufacturing and cell processing capabilities and related activities; and
•	$2.0 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites.

General and Administrative Expenses

General and administrative expenses were $13.8 million for the year ended December 31, 2021 as compared to $12.5 million for the year ended December 31, 2020. The increase of $1.3 million in our general and administrative expenses year over year includes:

•	$1.1 million of additional personnel costs primarily due to an increase of $0.7 million in stock-based compensation expense; and
•	$0.2 million of additional services, including legal and other general and administrative expenses.

Other Income

Interest income has decreased $0.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily as a result of a significant decrease in interest rates beginning in March 2020.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of December 31, 2021, we had $122.2 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2021, we had an accumulated deficit of $112.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. In 2021, we sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,109)	$(26,770)
Investing activities	5,999	(7,981)
Financing activities	48,903	(24)
Net increase (decrease) in cash and cash equivalents	$20,793	$(34,775)

Operating Activities

During the year ended December 31, 2021, cash used in operating activities of $34.1 million was attributable to our net loss of $46.3 million, offset by the net change of $5.6 million in our net operating assets and liabilities and non-cash charges of $6.6 million for stock-based compensation charges, amortization of premium on investments and depreciation.

During the year ended December 31, 2020, cash used in operating activities of $26.8 million was attributable to our net loss of $33.3 million, offset by the net change of $1.6 million in our net operating assets and liabilities and non-cash charges of $4.9 million for stock-based compensation charges, amortization of premium on investments and depreciation.

Investing Activities

During the year ended December 31, 2021, cash provided in investing activities of $6.0 million was attributable to proceeds of $7.2 million from maturities of investments, partially offset by $1.2 million of purchases of property and equipment.

During the year ended December 31, 2020, cash used in investing activities of $8.0 million was attributable to $11.1 million of purchases of investments and $0.6 million of purchases of property and equipment, partially offset by proceeds of $3.7 million from maturities of investments.

Financing Activities

During the year ended December 31, 2021, cash provided by financing activities of $48.9 million was from $48.3 million in sales of common stock, net of issuance costs and $0.6 million from stock option exercises and purchases of shares under the 2019 Employee Stock Purchase Plan.

During the year ended December 31, 2020, cash used in financing activities included $0.2 million in payments for common stock issuance costs from our IPO in October 2019, offset by $0.2 million in proceeds from stock option exercises and purchases of shares under the employee stock purchase plan.

Contractual Obligations and Commitments

In February 2019, we entered into an operating lease agreement for office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent was $0.3 million, and such amount will increase by 2% annually on each anniversary of the commencement date. In February 2022, this lease was amended to extend the term by 35 months, now terminating in June 2025, with annual base rent starting at $0.3M and increasing by 2.5% annually.

In January 2021, we entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as our cell processing manufacturing partner for the planned MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. We concluded the WuXi Agreement has an embedded lease as a dedicated manufacturing suite is used for our cell processing manufacturing, with a monthly fee of $0.1 million for this suite. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. We have the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If we terminate the WuXi Agreement, we will be obligated to pay an early termination fee of up to $1.5 million.

Our commitments include:

•

The Penn License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2021, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. We were also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of Drs. Payne and Milone.

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

•

Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire upon completion of the services for which we have engaged Penn under the Services Agreement. In May 2020, the Company amended its Addendum with the Center for Advanced Retinal and Ocular Therapeutics (CAROT) to expand access to vector manufacturing. We may incur additional expenses up to $1.4 million through the remaining term of the CAROT Amended Addendum.

•

Sponsored Research Agreements. We have sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders Drs. Payne and Milone. In May 2020, the Payne SRA was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, this SRA was further amended to extend the term of the original research plan. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. The total estimated cost of the agreements is $12.5 million, which satisfies the $2.0 million annual obligation under the Penn License Agreement. As of December 31, 2021, $9.9 million of cost has been incurred pursuant to these agreements.

•

Licence and Supply Agreement. In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we are required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. As of December 31, 2021, we have recognized expenses of approximately $1.1 million under this LSA.

•

Manufacturing agreements. In February 2021, as amended in May 2021, we entered into a research service agreement with CHOP for vector manufacturing for a total cost of $1.7 million. As of December 31, 2021, we expect to incur the remaining cost of approximately $0.6 million through the first half of 2023.

In August 2021 and October 2021, we entered into agreements with a contract manufacturing organization for the purchase of plasmids to be used in vector manufacturing for a total of cost $1.6 million. As of December 31, 2021, we expect to incur the remaining cost of $0.3 million in the first quarter of 2022.

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

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include activities under the Penn License Agreement, the conduct of sponsored research, preclinical studies and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $122.2 million as of December 31, 2021. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the years ended December 31, 2021 and 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2021.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, many of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://investors.cabalettabio.com/corporate-governance/governance-highlights.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Our independent public accounting firm is Ernst & Young, Philadelphia, PA, PCAOB Auditor ID 42.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018

Philadelphia, Pennsylvania

March 17, 2022

CABALETTA BIO, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$122,222	$101,429
Short-term investments	—	7,233
Prepaid expenses and other current assets	2,319	4,873
Total current assets	124,541	113,535
Property, plant and equipment, net	1,438	890
Other assets	357	299
Total Assets	$126,336	$114,724
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,333	$1,243
Accrued and other current liabilities	6,047	3,937
Total current liabilities	8,380	5,180
Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2021 and 2020; 28,927,129 (24,614,629 voting and 4,312,500 non-voting) shares issued and outstanding as of December 31, 2021 and 24,062,775 (19,387,160 voting and 4,675,615 non-voting) shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	230,543	175,836
Accumulated other comprehensive income	—	6
Accumulated deficit	(112,587)	(66,298)
Total stockholders’ equity	117,956	109,544
Total liabilities and stockholders’ equity	$126,336	$114,724

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$32,494	$21,376
General and administrative	13,819	12,457
Total operating expenses	46,313	33,833
Loss from operations	(46,313)	(33,833)
Other income:
Interest income	24	494
Net loss	$(46,289)	$(33,339)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	$—	$6
Net comprehensive loss	$(46,289)	$(33,333)
Net loss per voting and non-voting share, basic and diluted	$(1.80)	$(1.44)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2019	24,034,022	$—	$171,280	$—	$(32,959)	$138,321
Issuance of common stock in connection with exercise of stock options	25,611	—	139	—	—	139
Issuance of common stock under employee stock purchase plan	3,142	—	29	—	—	29
Net unrealized gains on available-for-sale securities	—	—	—	6	—	6
Stock-based compensation	—	—	4,388	—	—	4,388
Net loss	—	—	—	—	(33,339)	(33,339)
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Common stock issuance, net of $1,492 of issuance costs	4,792,562	—	48,253	—	—	48,253
Issuance of common stock in connection with exercise of stock options	64,292	—	579	—	—	579
Issuance of common stock under employee stock purchase plan	7,500	—	71	—	—	71
Net unrealized losses on available-for-sale securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	5,804	—	—	5,804
Net loss	—	—	—	—	(46,289)	(46,289)
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,289)	(33,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,804	4,388
Amortization of premium on investments	62	119
Depreciation	733	354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,554	(524)
Other assets	(58)	(198)
Accounts payable	975	555
Accrued and other current liabilities	2,110	1,875
Net cash used in operating activities	(34,109)	(26,770)
Cash flows from investing activities:
Purchases of property and equipment	(1,166)	(635)
Purchases of investments	—	(11,097)
Proceeds from maturities of investments	7,165	3,751
Net cash provided by (used in) investing activities	5,999	(7,981)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	48,253	(192)
Proceeds from issuance of common stock in connection with the exercise of stock options	579	139
Proceeds from the issuance of common stock under employee stock purchase plan	71	29
Net cash provided by (used in) financing activities	48,903	(24)
Net increase (decrease) in cash and cash equivalents	20,793	(34,775)
Cash and cash equivalents—beginning of year	101,429	136,204
Cash and cash equivalents—end of year	$122,222	$101,429
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$135	$20

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and has since reached multiple other regions and countries. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which has led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures in response to the emergence of new variants. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents of $122,222 as of December 31, 2021. Through December 31, 2021, the Company has incurred an accumulated deficit of $112,587. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of December 31, 2021 will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the fair value of stock-based compensation, the valuation allowance on the Company’s deferred tax assets and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds. As of December 31, 2020, the Company held available-for-sale debt securities, which were invested in investment grade corporate bonds with high credit quality issuers. These investments matured in 2021. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

3. Fair Value Measurements

As of December 31, 2021 and 2020, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. As of December 31, 2020, the Company also had available-for-sale debt securities. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$122,222	$122,222	$—	$—
Total	$122,222	$122,222	$—	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$101,429	$101,429	$—	$—
Short-term investments:
Corporate bonds	7,233	—	7,233	—
Total	$108,662	$101,429	$7,233	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2021.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$101,429	$—	$—	$101,429
Corporate bonds - due in one year or less
Included in short-term investments	7,227	6	—	7,233
Total	$108,656	$6	$—	$108,662

4. Property, Plant and Equipment

Property plant and equipment consists of the following:

	December 31,
	2021	2020
Laboratory equipment	$2,242	$961
Furniture and fixtures	277	277
Leasehold improvements	57	57
Computer equipment	53	53
Total property, plant and equipment	2,629	1,348
Less: accumulated depreciation	(1,191)	(458)
Property, plant and equipment, net	$1,438	$890

Depreciation expense was $733 and $354 for the years ended December 31, 2021 and 2020, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2021	2020
Research and development services	$2,836	$1,294
General and administrative services	180	160
Compensation expense	2,977	2,445
Other	54	38
	$6,047	$3,937

6. Collaborations, Licensing Agreements and other Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include the Children’s Hospital of Philadelphia (CHOP) as a party, and as amended in May 2020 and October 2021 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases.

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2021 or 2020.

 Sponsored Research Agreements

The Company has sponsored research agreements, or SRA, with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the SRAs was amended to expand the scope of sponsored research. In August 2020, the same SRA was further amended to extend the term of the original research plan. In December 2021, the Company further amended this SRA to extend the term and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. In April 2021 and October 2021, the other SRA was amended to extend the term of the original research plan.

Under the amended SRAs, the Company has committed to funding defined research plans through December 2024 and November 2022, respectively. The total estimated cost of $12,483 under the SRAs satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of December 31, 2021, $9,930 of cost has been incurred pursuant to these SRAs. For the years ended December 31, 2021 and 2020, the Company recognized research and development expense of $2,840 and $2,995, respectively, related to these SRAs in the accompanying statements of operations. As of December 31, 2021 and 2020, $346 and $1,851 respectively, of advance payments are included in Prepaid expenses and other current assets in the accompanying balance sheets and there was $36 and $217 included in Accrued and other current liabilities in the accompanying balance sheets as of December 31, 2021 and 2020.

In December 2021, the Company entered into a SRA with Penn for the laboratory of Dr. Drew Weissman, or the Weissman SRA. Under the Weissman SRA, discovery-stage proof of concept studies for lipid nanoparticle mRNA for the delivery and/or enhancement of CAAR technology is being conducted. Under the Weissman SRA, Penn granted the Company a non-transferable, non-exclusive license to use certain intellectual property for specific internal research purposes and further grants the Company the first option to negotiate to acquire, subject to agreement on commercial terms, an exclusive or non-exclusive worldwide license to certain patent rights for specific CAAR products developed under the Weissman SRA. Unless earlier terminated, the Weissman SRA will expire in December 2023. Pursuant to the Weissman SRA, the Company also entered into an Option Agreement with Penn, or the Weissman Option, which grants the Company the option to negotiate to acquire a non-exclusive worldwide license to certain patent rights in connection with the Weissman SRA.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the years ended December 31, 2021 and 2020 was $1,933 and $2,474, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. The Company recognized $150 of research and development expense under this agreement for the year ended December 31, 2021. No expense was recognized under this agreement for the year ended December 31, 2020.

Artisan Collaboration and License Agreement

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited, wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. As of December 31, 2021, the Company has recognized expenses of approximately $1,100 in the accompanying statements of operations under this LSA.

7. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and will expire in July 2022. The initial annual base rent is $261, and such amount will increase by 2% annually on each anniversary of the commencement date. The Company records rent expense on a straight-line basis over the lease term. Rent expense related to this lease agreement recognized in the accompanying statement of operations was $272 and $266 for the years ended December 31, 2021 and 2020. In February 2022, the Company amended this lease for an additional 35 months, through June 30, 2025. The annual base rent is $279, starting on January 1, 2023 and such amount will increase by 2.5% annually.

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the planned MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Company concluded the WuXi Agreement has an embedded lease as a dedicated manufacturing suite is used for the Company’s cell processing manufacturing. The monthly fee of $125 for this suite is included in the minimum lease payment table below. During the year ended December 31, 2021, the Company recognized $480 of expense related to this lease in the accompanying statements of operations. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500.

As of December 31, 2021, the future minimum payments for operating leases are as follows:

2022	$1,658
2023	1,500
2024	1,500
Thereafter	—
$4,658

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $1,071 for the year ended December 31, 2021. No expense was recognized for the year ended December 31, 2020. There was $166 recorded in Accrued and other current liabilities in the accompanying balance sheets as of December 31, 2021. This agreement has a remaining cost of approximately $646, expected to be incurred through the first half of 2023.

Manufacturing Agreement

In August and October 2021, the Company entered into agreements with a contract manufacturing organization for the purchase of plasmids to be used in vector manufacturing for a total cost of approximately $1,620, expected to be incurred during 2021 and 2022. As of December 31, 2021, $1,310 of expense related to these agreements has been recognized in the accompanying statements of operations. There was $827 recorded in Accrued and other current liabilities in the accompanying balance sheets as of December 31, 2021.

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

Pending Litigation

On February 28, 2022, a purported stockholder of the Company filed a complaint against the Company and certain of the Company’s current officers and certain of the Company’s current and former directors in the United States District Court for the Eastern District of Pennsylvania captioned Patterson v. Cabaletta Bio, Inc., et al.. No. 2:22-cv-00737 (E.D. Pa.). The complaint was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired (a) Cabaletta common stock pursuant and/or traceable to the offering documents issued in connection with the Company’s October 24, 2019 initial public offering; and/or (b) Cabaletta securities between October 24, 2019 and December 13, 2021 both dates inclusive. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and under Sections 11 and 15 of the Securities Act based upon allegedly false or misleading statements and omissions regarding our DesCAARTesTM Phase 1 clinical trial of DSG3-CAART, clinical data for the DesCAARTesTM trial, the efficacy of DSG3-CAART, and the clinical and/or commercial prospects for DSG3-CAART. The complaint seeks damages, prejudgment and post-judgment interest, and reasonable attorneys’ fees, expert fees and other costs. The Company may also become subject to additional securities class action lawsuits in the future. The Company intends to vigorously defend the lawsuit. At this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred and can be reasonably estimated as of the date of the financial statements and, as such, no accrual for the loss has been recorded within the financial statements.

8. Common Stock

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the year ended December 31, 2021, the Company sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2022, the total number of shares under the 2019 Plan was increased by 1,157,085 shares. As of December 31, 2021, there were 1,855,788 shares remaining available for issuance.

A summary of the stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2,900,479	$7.33	8.5	16,303
Granted	1,653,733	10.87
Exercised	(64,292)	9.00		102
Forfeited/Cancelled	(232,707)	10.87
Outstanding as of December 31, 2021	4,257,213	$8.49	8.2	$2,367
Options Exercisable at December 31, 2021	1,751,754	$5.89	7.3	$2,028

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2021 and 2020 was $7.45 and $8.31, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2021	2020
Risk-free interest rate	0.63%—1.39%	0.28%—1.48%
Expected term	5.5—6.1 years	5.7—6.1 years
Expected volatility	79%—81%	70%—79%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	For the Year Ended December 31,
	2021	2020
Research and development	$2,746	$1,989
General and administrative	3,058	2,399
Total	$5,804	$4,388

As of December 31, 2021, there was $14,897 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.6 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2022, there was no increase to the total number of shares under the 2019 ESPP.

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

9. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	12.5	12.5
Research and development credit, net	4.4	2.6
Non-deductible items and other	(0.6)	(0.8)
Change in valuation allowance	(37.3)	(35.3)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$28,857	$15,241
License fee deductions	318	340
Research and development tax credits	3,359	1,317
Stock-based compensation deductions	2,616	1,243
Accrued expenses	1,074	837
Gross deferred tax assets	36,224	18,978
Less: valuation allowance	(36,224)	(18,978)
Total deferred tax assets	—	—
Deferred tax liabilities:	—	—
	$—	$—
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $17,246 for the year ended December 31, 2021 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2021. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2021, the Company had federal, state and local net operating loss carryforwards of $85,798, $87,983 and $78,892, respectively; $85,548 of the federal amounts do not expire, and the remaining $250 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses begin to expire in 2039. As of December 31, 2021, the Company had federal research and development tax credit carryforwards of $3,359, which begin to expire in 2038. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2020, 2019 and 2018 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2021, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the years ended December 31, 2021 and 2020, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Year ended December 31, 2021
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(38,417)	$(7,872)

Denominator
Weighted average number of shares used in basic per share computation	21,360,544	4,376,776
Net loss per share, basic	$(1.80)	$(1.80)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(38,417)	$(7,872)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(7,872)	—
Allocation of undistributed losses	$(46,289)	$(7,872)

Denominator
Weighted average number of shares used in basic per share computation	21,360,544	4,376,776
Add: Conversion of non-voting to voting common shares outstanding	4,376,776	—
Weighted average number of shares used in diluted per share computation	25,737,320	4,376,776
Net loss per share, diluted	$(1.80)	$(1.80)

	Year ended December 31, 2020
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(25,090)	$(8,249)

Denominator
Weighted average number of shares used in basic per share computation	17,417,900	5,727,327
Net loss per share, basic	$(1.44)	$(1.44)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(25,090)	$(8,249)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(8,249)	—
Allocation of undistributed losses	$(33,339)	$(8,249)

Denominator
Weighted average number of shares used in basic per share computation	17,417,900	5,727,327
Add: Conversion of non-voting to voting common shares outstanding	5,727,327	—
Weighted average number of shares used in diluted per share computation	23,145,227	5,727,327
Net loss per share, diluted	$(1.44)	$(1.44)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2021	2020
Stock options to purchase common stock	4,257,213	2,900,479
Non-vested founder stock	—	465,801
Total	4,257,213	3,366,280

11. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. In 2019, the Company made a safe harbor nonelective contribution of 3% of eligible compensation on behalf of all employees. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $256 and $203 for the years ended December 31, 2021 and 2020, respectively, and have been recorded in the statements of operations.

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

10.14#

Employment Agreement between the Registrant and Steven Nichtberger (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.15#	Employment Agreement between the Registrant and Anup Marda (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

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

10.18#*	Amended and Restated Non-Employee Director Compensation Policy

10.19#

Amendment No. 1, dated May 27, 2020, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on May 28, 2020)

10.20+

First Amendment, dated May 27, 2020, to the Amended and Restated License Agreement, dated July 23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on May 28, 2020)

10.21+

Amendment to CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of May 18, 2020 between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 6, 2020)

10.22+

Amendment No. 2, dated August 17, 2020, to the Sponsored Research Agreement, dated April 23, 2018, as amended by Amendment No. 1 dated May 27, 2020, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2020)

10.23+

Amendment No. 1, dated April 27, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 3, 2021)

10.24+

Amendment No. 2, dated October 19, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.25+

Second Amendment, dated October 19, 2021, to the First Amended and Restated License Agreement, dated May 27, 2020, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.26*	First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P.

10.27+*	Amendment No. 3, dated December 17, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania

10.28#*	Form of Employment Agreement

10.29+*	Sponsored Research Agreement, dated as of December 23, 2021, between the Registrant and the Trustees of the University of Pennsylvania

10.30+*	Option Agreement, dated December 23, 2021, by and between Registrant and the Trustees of the University of Pennsylvania

10.31+*	Licence and Supply Agreement, dated December 30, 2021, by and between the Registrant and Oxford Biomedica (UK) Limited

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

#	Management Contract or compensatory plan or arrangement.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
*	Filed herewith.
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

Cabaletta Bio, Inc.

Date: March 17, 2022	By:	/s/ Steven Nichtberger
Steven Nichtberger, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 17, 2022
Steven Nichtberger, M.D.	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 17, 2022
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 17, 2022
Catherine Bollard, M.D.

/s/ Scott Brun	Director	March 17, 2022
Scott Brun, M.D.

/s/ Richard Henriques	Director	March 17, 2022
Richard Henriques

/s/ Mark Simon	Director	March 17, 2022
Mark Simon