Form 10-Q
period 2022-03-31
Cabaletta Bio, Inc.
filed 2022-05-12
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 28,977,129 shares of common stock, $0.00001 par value per share, outstanding.

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

•	the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial;
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
•

our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our DesCAARTesTM trial, and our plan to evaluate the use of such agents in the future in the DesCAARTesTM trial;

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligations to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,553	$122,222
Short-term investments	49,660	—
Prepaid expenses and other current assets	2,226	2,319
Total current assets	111,439	124,541
Property and equipment, net	1,231	1,438
Other assets	985	357
Total Assets	$113,655	$126,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,910	$2,333
Accrued and other current liabilities	3,025	6,047
Total current liabilities	6,935	8,380
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2022 and December 31, 2021; 28,977,129 (25,064,629 voting and 3,912,500 non-voting) shares issued and outstanding as of March 31, 2022 and 28,927,129 (24,614,629 voting and 4,312,500 non-voting) shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	232,405	230,543
Accumulated other comprehensive loss	(152)	—
Accumulated deficit	(125,533)	(112,587)
Total stockholders’ equity	106,720	117,956
Total liabilities and stockholders’ equity	$113,655	$126,336

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,170	$6,556
General and administrative	3,829	3,156
Total operating expenses	12,999	9,712
Loss from operations	(12,999)	(9,712)
Other income:
Interest income	53	10
Net loss	$(12,946)	$(9,702)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax	(152)	(3)
Net comprehensive loss	$(13,098)	$(9,705)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.45)	$(0.41)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Stock-based compensation	—	—	1,310	—	—	1,310
Common stock issuance, net of $67 of issuance costs	194,189	—	2,165	—	—	2,165
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(9,702)	(9,702)
Balance—March 31, 2021	24,256,964	$—	$179,311	$3	$(76,000)	$103,314

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956
Stock-based compensation	—	—	1,811	—	—	1,811
Net unrealized losses on available-for-sale securities	—	—	—	(152)	—	(152)
Issuance of common stock in connection with exercise of stock options	50,000	—	51	—	—	51
Net loss	—	—	—	—	(12,946)	(12,946)
Balance—March 31, 2022	28,977,129	$—	$232,405	$(152)	$(125,533)	$106,720

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,946)	$(9,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,811	1,310
Amortization of discount/premium on investments	(48)	29
Depreciation	219	116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93	1,145
Other assets	(628)	(1)
Accounts payable	1,712	(329)
Accrued and other current liabilities	(3,022)	(1,238)
Net cash used in operating activities	(12,809)	(8,670)
Cash flows from investing activities:
Purchases of property and equipment	(147)	(97)
Purchases of investments	(49,764)	—
Proceeds from maturities of investments	—	2,450
Net cash (used in) provided by investing activities	(49,911)	2,353
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,165
Proceeds from issuance of common stock in connection with the exercise of stock options	51	—
Net cash provided by financing activities	51	2,165
Net decrease in cash and cash equivalents	(62,669)	(4,152)
Cash and cash equivalents—beginning of period	122,222	101,429
Cash and cash equivalents—end of period	$59,553	$97,277
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$—	$376

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Notes to Unaudited Condensed Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta®) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The Company is headquartered in Philadelphia, Pennsylvania. Cabaletta is a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for B cell-mediated autoimmune diseases.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which has led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $109,213 as of March 31, 2022. Through March 31, 2022, the Company has incurred an accumulated deficit of $125,533. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of March 31, 2022, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 17, 2022 (2021 Annual Report).

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in U.S. government securities. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2021 Annual Report.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance is effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which granted a one-year effective date delay for certain companies to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company will adopt Topic 842 under the private company transition guidance for the annual period ending December 31, 2022. The Company has not yet finalized the assessment of the impact that Topic 842 will have on its financial statements or financial statement disclosures.

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$59,553	$59,553	$—	$—
Short-term investments:
U.S. Government securities	49,660	—	49,660	—
Total	$109,213	$59,553	$49,660	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$122,222	$122,222	$—	$—
Total	$122,222	$122,222	$—	$—

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

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$59,553	$—	$—	$59,553
U.S. Government securities - due in one year or less
Included in short-term investments	49,812		(152)	49,660
Total	$109,365	$—	$(152)	$109,213

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Research and development services	$1,803	$2,836
General and administrative services	273	180
Compensation expense	891	2,977
Other	58	54
	$3,025	$6,047

5. Collaborations, Licensing Agreements and Other Agreements

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2022.

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

Under the amended SRAs, the Company has committed to funding defined research plans through December 2024 and November 2022, respectively. The total estimated cost of $12,483 under the SRAs satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of March 31, 2022, $10,831 of cost has been incurred pursuant to these SRAs. For the three months ended March 31, 2022 and 2021, the Company recognized research and development expense of $900 and $837, respectively, related to these SRAs in the accompanying statements of operations. As of March 31, 2022 and December 31, 2021, $173 and $346 respectively, of advance payments are included in Prepaid expenses and other current assets in the accompanying balance sheets and there was $764 and $36 included in Accrued and other current liabilities in the accompanying balance sheets as of March 31, 2022 and December 31, 2021.

In December 2021, the Company entered into a SRA with Penn for the laboratory of Dr. Drew Weissman, or the Weissman SRA. Under the Weissman SRA, discovery-stage proof of concept studies for lipid nanoparticle mRNA for the delivery and/or enhancement of CAAR technology is being conducted. Under the Weissman SRA, Penn granted the Company a non-transferable, non-exclusive license to use certain intellectual property for specific internal research purposes and further grants the Company the first option to negotiate to acquire, subject to agreement on commercial terms, an exclusive or non-exclusive worldwide license to certain patent rights for specific CAAR products developed under the Weissman SRA. Unless earlier terminated, the Weissman SRA will expire in December 2023. Pursuant to the Weissman SRA, the Company also entered into an Option Agreement with Penn, or the Weissman Option, which grants the Company the option to negotiate to acquire a non-exclusive worldwide license to certain patent rights in connection with the Weissman SRA. This SRA has a remaining cost of approximately $400.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the three months ended March 31, 2022 and 2021 was $635 and $395, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. Expense recognized under this agreement was $0 and $150 during the three months ended March 31, 2022 and 2021, respectively.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited, wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which $1,100 was recognized in 2021. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. No expense was recognized under this LSA in the three months ended March 31, 2022.

6. Commitments and Contingencies

Operating Lease Agreement

In February 2019, the Company entered into an operating lease agreement for new office space in Philadelphia, Pennsylvania. The lease term commenced in May 2019 and was set to expire in July 2022. The initial annual base rent was $261, and increased by 2% annually on each anniversary of the commencement date. In February 2022, the Company amended this lease for an additional 35 months, through June 30, 2025. The annual base rent is $279, starting on January 1, 2023 and such amount will increase by 2.5% annually. The Company records rent expense on a straight-line basis over the lease term.

The Company’s lease for expanded lab space in Philadelphia, Pennsylvania commenced in the first quarter of 2022. This lease can be terminated by the Company with 90 days’ notice. The Company expects to utilize this space through June 30, 2025.

Rent expense related to these leases is recorded on a straight-line basis over the lease term. Rent expense recognized in the accompanying statements of operations was $170 and $68 for the three months ended March 31, 2022 and 2021, respectively.

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the planned MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Company concluded the WuXi Agreement has an embedded lease as a dedicated manufacturing suite is used for the Company’s cell processing manufacturing. The monthly fee of $125 for this suite is included in the minimum lease payment table below. The Company recognized rent expense of $310 related to this lease in the accompanying statements of operations for the three months ended March 31, 2022. No rent expense was recognized for the three months ended March 31, 2021. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500.

As of March 31, 2022, the future minimum payments for operating leases are as follows:

April 1, 2022 to December 31, 2022	$2,391
2023	3,543
2024	3,550
2025	1,029
Thereafter	—
$10,513

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $166 and $222 for the three months ended March 31, 2022 and 2021, respectively. There was $333 due under this agreement as of March 31, 2022 included in Accounts payable in the accompanying balance sheets. This agreement has a remaining cost of $480, expected to be incurred in the first half of 2023.

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

Indemnification

The Company enters into certain types of contracts that contingently require the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s Amended and Restated Bylaws, as amended, (bylaws)

under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, (iii) contracts under which the Company may be required to indemnify partners against certain claims, including claims from third parties asserting, among other things, infringement of their intellectual property rights, and (iv) procurement, consulting, or license agreements under which the Company may be required to indemnify vendors, consultants or licensors for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products, technology or services. From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In addition, under these contracts, the Company may have to modify the accused infringing intellectual property and/or refund amounts received.

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the three months ended March 31, 2022, the Company did not sell any shares pursuant to the ATM Program.

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

2019 Stock Option and Incentive Plan

 The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2022, the total number of shares under the 2019 Plan was increased by 1,157,085 shares. As of March 31, 2022, there were 1,133,673 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	4,257,213	$8.49	8.2	$2,367
Granted	1,885,600	3.20
Exercised	(50,000)	1.01		101
Forfeited/Cancelled	(6,400)	14.37
Outstanding as of March 31, 2022	6,086,413	$6.91	8.5	$819
Options Exercisable at March 31, 2022	2,114,852	$6.87	7.4	$727

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $2.20 and $7.93, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.47%—2.12%	0.63%—1.01%
Expected term	6.1 years	6.1 years
Expected volatility	79%—81%	79%—80%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$872	$619
General and administrative	939	691
Total	$1,811	$1,310

As of March 31, 2022, there was $17,183 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2022.

Employee contributions are made through payroll deductions of up to 15% of eligible compensation over the offering period. A participant may not accrue rights to purchase more than $25 worth of the Company’s common stock for each calendar year in which such right is outstanding. At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. Each offering period will be six months in duration and will commence on each December 1 and June 1.

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2022 and 2021 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of March 31, 2022 and 2021, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended March 31, 2022
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(11,110)	$(1,836)

Denominator
Weighted average number of shares used in basic per share computation	24,848,517	4,108,056
Net loss per share, basic	$(0.45)	$(0.45)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(11,110)	$(1,836)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,836)	—
Allocation of undistributed losses	$(12,946)	$(1,836)

Denominator
Weighted average number of shares used in basic per share computation	24,848,517	4,108,056
Add: conversion of non-voting to voting common shares outstanding	4,108,056	—
Weighted average number of shares used in diluted per share computation	28,956,573	4,108,056
Net loss per share, diluted	$(0.45)	$(0.45)

	Three months ended March 31, 2021
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(7,834)	$(1,868)

Denominator
Weighted average number of shares used in basic per share computation	19,188,122	4,573,176
Net loss per share, basic	$(0.41)	$(0.41)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(7,834)	$(1,868)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,868)	—
Allocation of undistributed losses	$(9,702)	$(1,868)

Denominator
Weighted average number of shares used in basic per share computation	19,188,122	4,573,176
Add: conversion of non-voting to voting common shares outstanding	4,573,176	—
Weighted average number of shares used in diluted per share computation	23,761,298	4,573,176
Net loss per share, diluted	$(0.41)	$(0.41)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2022	2021
Stock options to purchase common stock	6,086,413	4,003,489
Non-vested common stock	—	235,007
	6,086,413	4,238,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of pemphigus vulgaris, or PV, that affects the mucous membrane. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target and eliminate autoreactive B cells specific for DSG3, which may prevent these B cells from differentiating into antibody secreting plasma cells that produce anti-DSG3 antibodies that are the cause of mPV, while preserving general B cell immune function. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, in which we are currently enrolling patients. During 2021, we reported acute and 28-day safety data from the first three cohorts of patients in the DesCAARTesTM trial, with no dose-limiting toxicities, or DLTs, or clinically relevant adverse events observed in the 28 days after infusion of DSG3-CAART. In November 2021, we reported that dose-dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion had been observed. On  December 14, 2021, we reported top-line biologic activity data for the first, two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represent less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any DLTs or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen, which we expect to initiate in 2022 after review of the fourth cohort’s 28-day safety data. In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial are expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In March 2022, we disclosed 28-day safety data for the fourth cohort with no DLTs observed in any patient during the 28 days after infusion of DSG3-CAART. In May 2022, abstracts for our planned posters to be presented on May 17, 2022 at the American Society of Gene & Cell Therapy 25th Annual Meeting (ASGCT) were made available publicly, which summarized clinical and translational data from the first three cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events within three months of DSG3-CAART infusion. The observed dose-dependent increase in persistence indicates that DSG3-CAART cells were not eliminated by soluble anti-DSG3 Ab; peak persistence in cohort A3 was 10-1000x lower than observed with CART therapy in B cell cancers, likely due to differences in target frequency and lymphodepletion. In addition, we have disclosed that we are currently progressing in cohort A5, and expect to announce clinical and translational data from cohorts A3 and A4 and 28-day safety data for cohort A5 at scientific meetings in mid-2022, assuming no DLTs are observed during such cohort, that enrollment is uninterrupted and there are no delays due to COVID-19 resurgence.

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

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of March 31, 2022, we had $109.2 million in cash and cash equivalents and investments.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19 community-wide. In March 2020, we established a flexible work-from-home policy for all employees, other than those performing or supporting business-critical operations, such as certain members of our laboratory staff. For those employees, we have implemented stringent safety measures designed to comply with applicable federal, state and local guidelines instituted in response to the COVID-19 pandemic. We have also maintained efficient communication with our partners and potential clinical sites as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs.

The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and the actions to contain COVID-19 or treat its impact, among others. Our financial results to date have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in our ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

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

Sponsored Research Agreements

We have sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. The total estimated cost of the agreements is $12.5 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of March 31, 2022, $10.8 million of cost has been incurred pursuant to these agreements.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, information technology, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. We anticipate our general and administrative costs will increase with respect to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other Income

Other income consists of interest earned on our cash equivalents, amortization of bond discount or premium and investment gains and losses realized during the period.

Results of Operations for the Three Months ended March 31, 2022 and 2021

The following sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$9,170	$6,556	$2,614
General and administrative	3,829	3,156	673
Total operating expenses	12,999	9,712	3,287
Loss from operations	(12,999)	(9,712)	(3,287)
Other income:
Interest income	53	10	43
Net loss	$(12,946)	$(9,702)	$(3,244)

Research and Development

Research and development expenses were $9.2 million for the three months ended March 31, 2022 as compared to $6.6 million for the three months ended March 31, 2021. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$1,067	$870	$197
Manufacturing of preclinical and clinical supplies	1,580	1,119	461
Clinical trials	1,221	464	757
Personnel	3,412	2,304	1,108
Development services	1,733	1,762	(29)
Other	157	37	120
	$9,170	$6,556	$2,614

Specific changes in our research and development expenses year over year include a:

•	$1.1 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.3 million in stock-based compensation expense;
•	$0.8 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites;
•	$0.5 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and
•	$0.2 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research.

General and Administrative

General and administrative expenses were $3.8 million for the three months ended March 31, 2022 compared to $3.2 million for the three months ended March 31, 2021. The increase of $0.6 million in our general and administrative expenses includes:

•	$0.4 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense; and
•	$0.2 million higher administrative costs, including legal, information technology and other administrative costs, partially offset by lower D&O insurance costs.

Other Income

Interest income increased by less than $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of our purchase of short-term U.S. government securities in the first quarter of 2022.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of March 31, 2022, we had $109.2 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2022, we had an accumulated deficit of $125.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. In 2021, we sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million. No shares have been sold pursuant to the ATM Program in 2022.

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
•

the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from the COVID-19 outbreak or similar public health crisis;

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,809)	$(8,670)
Investing activities	(49,911)	2,353
Financing activities	51	2,165
Net decrease in cash and cash equivalents	$(62,669)	$(4,152)

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities of $12.8 million was attributable to a net loss of $12.9 million and a net change of $1.8 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.9 million primarily from stock-based compensation and depreciation.

During the three months ended March 31, 2021, cash used in operating activities of $8.7 million was attributable to a net loss of $9.7 million and a net change of $0.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.4 million primarily from stock-based compensation and depreciation.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities of $49.9 million was attributable to $49.8 million of purchases of investments and $0.1 million of purchases of property and equipment.

During the three months ended March 31, 2021, cash provided by investing activities of $2.4 million was attributable to $2.5 million of proceeds from maturities of investments, partially offset by $0.1 million of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities of $0.1 million was from the exercise of employee stock options.

During the three months ended March 31, 2021, cash provided by financing activities of $2.2 million was from sales of common stock, net of issuance costs.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2021, except for those related to leases as described in Note 6 in the Notes to the Financial Statements in this Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 17, 2022, have not materially changed.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance was effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which granted a one-year effective date delay for certain companies with fiscal years beginning after December 15, 2021, and with interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, we will adopt Topic 842 under the private company transition guidance for the annual period ending December 31, 2022. We have not yet finalized the assessment of the impact that Topic 842 will have on our financial statements or financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $109.2 million as of March 31, 2022. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, many of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow, other than as described below.

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
•

potentially utilizing preconditioning agents in patients to enhance engraftment in advance of administering our product candidates, which may increase the risk of adverse side effects and potentially reduce the population eligible for therapy;

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

Although we have not infused DSG3-CAART with preconditioning in our DesCAARTesTM trial to date, we may in the future use a preconditioning regimen for our CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

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

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may adversely affect our ability to use DSG3 autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART. An inability to use DSG3 autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to CAAR and therefore efficient clinical development. Depending upon emerging clinical data, we believe the inclusion of such a regimen in the DesCAARTesTM trial may be justified by clinical data demonstrating the need for it in the setting of autoimmune patients, which we evaluate on an ongoing basis as additional data are generated in the DesCAARTesTM trial.

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

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we have not used pre-infusion lymphodepletion or other preconditioning regimen in our Phase 1 trial to date. However, based on emerging clinical data, we continue to evaluate whether the use of a lymphodepleting or other preconditioning regimen is necessary for our product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

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

Our DesCAARTesTM trial and our planned MusCAARTesTM trial are both designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed clinical and translational data from the first three cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events, within three months of DSG3-CAART infusion. Additionally, we have disclosed that no DLTs were observed in cohort A4, and that no clear evidence of biologic activity was observed from the first two low dose cohorts. However, the trial is in its early stages and additional data from these initial cohorts, data from subsequent patients and data from patients at higher dosing levels may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

As of March 31, 2022, we had 56 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, retaining and motivating additional employees in an increasingly competitive, inflationary market;
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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2022 and 2021, we recorded net losses of $12.9 million and $9.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $125.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

As of March 31, 2022, we had $109.2 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through the third quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As widely reported, global credit and financial markets have experienced extreme volatility and disruptions from the ongoing COVID-19 pandemic and related factors, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Until we are able to generate sufficient revenue to finance our cash requirements, we will need to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives and clinical development plans. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

•	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expanded the entities eligible for discounts under the 340B Drug Discount Program;
•	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•

imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and

•

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme

Court. Additionally, the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, especially under the Biden administration. We cannot predict what affect further changes to the ACA would have on our business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•

On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022 and will continue through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

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

The GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections. The Privacy Shield program had been a valid mechanism for transfers of personal data to the United States. However, in July 2020, the Court of Justice of the EU, or the CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the Privacy Shield Framework, or the Privacy Shield, as a means for legitimating the transfer of personal data from the EU to the U.S., on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. We have in the past relied on various transfer safeguards, including the Privacy Shield, to legitimize data transfers from the EU to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, remain valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. In June 2021, the European Commission published new versions of the SCCs, which provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. Most recently, on March 25, 2022, EU Commission and the US White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

In addition to the requirements of the GDPR, European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Should we commence clinical trial activity within the member states of the European Union, such activity will be regulated by the GDPR as well as applicable member state laws. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. We could be adversely affected if we fail to comply fully with all of these requirements. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, transfers of personal data to third countries that are not regarded by the U.K. as providing adequate protection, like the U.S. remain regulated. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the U.K. (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which are in force as of March 21, 2022, to replace the old form EU SCCs for U.K. transfers. The new IDTA or the U.K. addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. Implementing these new safeguards will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. With the UCPA, which is largely based on Virginia’s CDPA, With the CPA, Utah became the third fourth state to enact a comprehensive privacy law. A number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that certain of these bills will pass. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

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

As of March 31, 2022, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 43% of our outstanding voting common stock, or 46% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 3,412,500 shares of our non-voting common stock pursuant to our amended and restated certificate of incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 12% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

Our amended and restated certificate of incorporation and amended and restated bylaws, as amended, or the amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

•

a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our amended and restated certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws (including the interpretation, application or validity thereof); or (iv)  any action asserting a claim governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the Securities Act) or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder (the Federal Forum Provision). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court and other states have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

•	our failure to commercialize our product candidates;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including, but not limited to, clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers or suppliers;
•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial target markets;
•	our ability to successfully treat additional types of B cell-mediated autoimmune diseases;
•	actual or anticipated variations in annual or quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions, including inflation;
•	global health concerns, such as the ongoing COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation has often been instituted against companies, particularly in the biopharmaceutical and life sciences industries, following periods of volatility in the market price of a company’s securities. We have been subject to such a securities class action lawsuit filed in February 2022 against certain of our officers and certain of our current and former directors, and may become subject to additional securities class action lawsuits in the future. See “Part II, Item 1. Legal Proceedings” for more information. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2022, our Board amended our amended and restated bylaws in order to amend Section 8 of Article VI to designate the federal district courts of the United States of America as the exclusive jurisdiction for any litigation arising under the Securities Act, or the By-law Amendment. The Board approved the By-law Amendment, among other reasons, in order to seek to reduce any potential expenses that the Company may incur in connection with any such actions or proceedings by seeking to avoid the Company being required to defend any such potential actions or proceedings in multiple jurisdictions and/or in parallel proceedings in federal and state courts simultaneously. The foregoing summary and description of the provisions of the By-law Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the By-law Amendment, a copy of which is filed as Exhibit 3.3 with this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.3*	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant
10.1

First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) Filed on March 17, 2022)

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

Cabaletta Bio, Inc.

Date: May 12, 2022	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)