Form 10-Q
period 2022-06-30
Cabaletta Bio, Inc.
filed 2022-08-11
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 29,013,995 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our DesCAARTesTM trial, and our plan to implement a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered in the DesCAARTesTM trial;
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
•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our planned MusCAARTesTM trial and our ongoing preclinical studies of DSG3/1-CAART, FVIII-CAART and PLA2R-CAART;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,169	$122,222
Short-term investments	49,637	—
Prepaid expenses and other current assets	1,939	2,319
Total current assets	98,745	124,541
Property and equipment, net	2,306	1,438
Other assets	965	357
Total Assets	$102,016	$126,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,451	$2,333
Accrued and other current liabilities	4,035	6,047
Total current liabilities	6,486	8,380
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2022 and December 31, 2021; 29,013,995 (25,601,495 voting and 3,412,500 non-voting) shares issued and outstanding as of June 30, 2022 and 28,927,129 (24,614,629 voting and 4,312,500 non-voting) shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	234,222	230,543
Accumulated other comprehensive loss	(249)	—
Accumulated deficit	(138,443)	(112,587)
Total stockholders’ equity	95,530	117,956
Total liabilities and stockholders’ equity	$102,016	$126,336

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$9,514	$7,850	$18,684	$14,406
General and administrative	3,546	3,295	7,375	6,451
Total operating expenses	13,060	11,145	26,059	20,857
Loss from operations	(13,060)	(11,145)	(26,059)	(20,857)
Other income:
Interest income	150	6	203	16
Net loss	$(12,910)	$(11,139)	$(25,856)	$(20,841)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(97)	1	(249)	(2)
Net comprehensive loss	$(13,007)	$(11,138)	$(26,105)	$(20,843)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.45)	$(0.45)	$(0.89)	$(0.86)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956
Stock-based compensation	—	—	1,811	—	—	1,811
Net unrealized losses on available-for-sale securities	—	—	—	(152)	—	(152)
Issuance of common stock in connection with exercise of stock options	50,000	—	51	—	—	51
Net loss	—	—	—	—	(12,946)	(12,946)
Balance—March 31, 2022	28,977,129	$—	$232,405	$(152)	$(125,533)	$106,720
Stock-based compensation	—	—	1,777	—	—	1,777
Net unrealized losses on available-for-sale securities	—	—	—	(97)	—	(97)
Issuance of common stock under employee stock purchase plan	36,866	—	40	—	—	40
Net loss	—	—	—	—	(12,910)	(12,910)
Balance—June 30, 2022	29,013,995	$—	$234,222	$(249)	$(138,443)	$95,530

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,856)	$(20,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,588	2,695
Amortization of discount/premium on investments	(122)	50
Depreciation	457	278
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	380	2,665
Other assets	(608)	(19)
Accounts payable	(162)	630
Accrued and other current liabilities	(2,012)	(708)
Net cash used in operating activities	(24,335)	(15,250)
Cash flows from investing activities:
Purchases of property and equipment	(1,045)	(485)
Purchases of investments	(49,764)	—
Proceeds from maturities of investments	—	3,865
Net cash (used in) provided by investing activities	(50,809)	3,380
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,830
Proceeds from issuance of common stock in connection with the exercise of stock options	51	60
Proceeds from issuance of common stock under employee stock purchase plan	40	46
Net cash provided by financing activities	91	9,936
Net decrease in cash and cash equivalents	(75,053)	(1,934)
Cash and cash equivalents—beginning of period	122,222	101,429
Cash and cash equivalents—end of period	$47,169	$99,495
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$416	$520

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which has led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $96,806 as of June 30, 2022. Through June 30, 2022, the Company has incurred an accumulated deficit of $138,443. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of June 30, 2022, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 17, 2022 (2021 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2021 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$47,169	$47,169	$—	$—
Short-term investments:
U.S. Government securities	49,637	—	49,637	—
Total	$96,806	$47,169	$49,637	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$122,222	$122,222	$—	$—
Total	$122,222	$122,222	$—	$—

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

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$47,169	$—	$—	$47,169
U.S. Government securities - due in one year or less
Included in short-term investments	49,886	—	(249)	49,637
Total	$97,055	$—	$(249)	$96,806

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Research and development services	$2,117	$2,836
General and administrative services	297	180
Compensation expense	1,598	2,977
Other	23	54
	$4,035	$6,047

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2022.

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

Under the amended SRAs, the Company has committed to funding defined research plans through December 2024 and November 2022, respectively. The total estimated cost of $12,483 under the SRAs satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of June 30, 2022, $11,566 of cost has been incurred pursuant to these SRAs. Research and development expense related to these research agreements recognized in the accompanying statements of operations was $736 and $1,636 for the three and six months ended June 30, 2022, respectively, and $798 and $1,635 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, $210 and $346 respectively, of advance payments are included in Prepaid expenses and other current assets in the accompanying balance sheets and there was $312 and $36 included in Accrued and other current liabilities in the accompanying balance sheets as of June 30, 2022 and December 31, 2021.

In December 2021, the Company entered into a SRA with Penn for the laboratory of Dr. Drew Weissman, or the Weissman SRA. Under the Weissman SRA, discovery-stage proof of concept studies for lipid nanoparticle mRNA for the delivery and/or enhancement of CAAR technology is being conducted. Under the Weissman SRA, Penn granted the Company a non-transferable, non-exclusive license to use certain intellectual property for specific internal research purposes and further grants the Company the first option to negotiate to acquire, subject to agreement on commercial terms, an exclusive or non-exclusive worldwide license to certain patent rights for specific CAAR products developed under the Weissman SRA. Unless earlier terminated, the Weissman SRA will expire in December 2023. Pursuant to the Weissman SRA, the Company also entered into an Option Agreement with Penn, or the Weissman Option, which grants the Company the option to negotiate to acquire a non-exclusive worldwide license to certain patent rights in connection with the Weissman SRA. This SRA has a remaining cost of approximately $320.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations was $966 and $1,601 for the three and six months ended June 30, 2022, respectively, and $628 and $1,023 for the three and six months ended June 30, 2021, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

Subscription and Technology Transfer Agreement

In July 2019, the Company entered into a subscription and technology transfer agreement pursuant to which the Company owed Penn an upfront subscription fee, which was paid in the third quarter of 2019, and a nominal non-refundable royalty on the net sales of products, a portion of which will be credited toward milestone payments and royalties, respectively, under the Amended License Agreement. Technology transfer activities will be at the Company’s cost and subject to agreement as to the technology to be transferred. There was no expense recognized under this agreement in 2022. Expense recognized under this agreement was $0 and $150 during the three and six months ended June 30, 2021, respectively.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited, wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which $1,100 was recognized in 2021. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. No expense was recognized under this LSA in the three and six months ended June 30, 2022.

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

Rent expense related to these leases recognized in the accompanying statements of operations was $408 and $578 for the three and six months ended June 30, 2022 and $68 and $136 for the three and six months ended June 30, 2021, respectively.

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the planned MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Company concluded the WuXi Agreement has an embedded lease as a dedicated manufacturing suite is used for the Company’s cell processing manufacturing. The monthly fee of $125 for this suite is included in the minimum lease payment table below. The Company recognized rent expense of $375 and $685 related to this lease in the accompanying statements of operations for the three and six months ended June 30, 2022. The Company recognized rent expense of $120 related to this lease in the accompanying statements of operations for each of the three and six months ended June 30, 2021. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500.

As of June 30, 2022, the future minimum payments for operating leases are as follows:

July 1, 2022 to December 31, 2022	$1,632
2023	3,543
2024	3,550
2025	1,029
Thereafter	—
$9,754

In August 2022, the WuXi Agreement was amended, whereby the Company's dedicated suite arrangement was converted into a shared suite arrangement resulting in a lower monthly suite fee.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $166 for the three and six months ended June 30, 2022, respectively, and $350 and $572 for the three and six months ended June 30, 2021, respectively. This agreement has a remaining cost of $480, expected to be incurred in 2023.

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the six months ended June 30, 2022, the Company did not sell any shares pursuant to the ATM Program.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2022, the total number of shares under the 2019 Plan was increased by 1,157,085 shares. As of June 30, 2022, there were 1,085,244 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	4,257,213	$8.49	8.2	$2,367
Granted	2,030,800	3.07
Exercised	(50,000)	1.01		101
Forfeited/Cancelled	(103,171)	6.97
Outstanding as of June 30, 2022	6,134,842	$6.78	8.3	$41
Options Exercisable at June 30, 2022	2,406,846	$7.20	7.2	$37

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $2.11 and $7.76, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six months ended June 30,
	2022	2021
Risk-free interest rate	1.47%—3.36%	0.63%—1.55%
Expected term	5.5 years - 6.1 years	5.5 years - 6.1 years
Expected volatility	79%—83%	79%—81%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$857	$701	$1,729	$1,320
General and administrative	920	684	1,859	1,375
Total	$1,777	$1,385	$3,588	$2,695

As of June 30, 2022, there was $15,133 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.5 years.

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

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2022 and 2021 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2022 and December 31, 2021.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of June 30, 2022 and 2021, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(11,314)	$(1,596)	$(22,426)	$(3,430)

Denominator
Weighted average number of shares used in basic per share computation	25,404,022	3,582,830	25,127,804	3,843,992
Net loss per share, basic	$(0.45)	$(0.45)	$(0.89)	$(0.89)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(11,314)	$(1,596)	$(22,426)	$(3,430)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,596)	—	(3,430)	—
Allocation of undistributed losses	$(12,910)	$(1,596)	$(25,856)	$(3,430)

Denominator
Weighted average number of shares used in basic per share computation	25,404,022	3,582,830	25,127,804	3,843,992
Add: conversion of non-voting to voting common shares outstanding	3,582,830	—	3,843,992	—
Weighted average number of shares used in diluted per share computation	28,986,852	3,582,830	28,971,796	3,843,992
Net loss per share, diluted	$(0.45)	$(0.45)	$(0.89)	$(0.89)

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(9,197)	$(1,942)	$(17,023)	$(3,818)

Denominator
Weighted average number of shares used in basic per share computation	20,419,479	4,312,500	19,807,202	4,442,118
Net loss per share, basic	$(0.45)	$(0.45)	$(0.86)	$(0.86)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(9,197)	$(1,942)	$(17,023)	$(3,818)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,942)	—	(3,818)	—
Allocation of undistributed losses	$(11,139)	$(1,942)	$(20,841)	$(3,818)

Denominator
Weighted average number of shares used in basic per share computation	20,419,479	4,312,500	19,807,202	4,442,118
Add: conversion of non-voting to voting common shares outstanding	4,312,500	—	4,442,118	—
Weighted average number of shares used in diluted per share computation	24,731,979	4,312,500	24,249,320	4,442,118
Net loss per share, diluted	$(0.45)	$(0.45)	$(0.86)	$(0.86)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2022	2021
Stock options to purchase common stock	6,134,842	3,948,254
Non-vested common stock	—	6,324
	6,134,842	3,954,578

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

Our initial focus is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of pemphigus vulgaris, or PV, that affects the mucous membrane. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target and eliminate autoreactive B cells specific for DSG3, which may prevent these B cells from differentiating into antibody secreting plasma cells that produce anti-DSG3 antibodies that are the cause of mPV, while preserving general B cell immune function. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, in which we are currently enrolling patients. During 2021, we reported acute and 28-day safety data from the first three cohorts of patients in the DesCAARTesTM trial, with no dose-limiting toxicities, or DLTs, or clinically relevant adverse events observed in the 28 days after infusion of DSG3-CAART. In November 2021, we reported that dose-dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion had been observed. On December 14, 2021, we reported top-line biologic activity data for the first, two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represent less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any DLTs or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen. In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial are expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In March 2022, we disclosed 28-day safety data for the fourth cohort with no DLTs observed in any patient during the 28 days after infusion of DSG3-CAART. In May 2022, abstracts for our posters presented on May 17, 2022 at the American Society of Gene & Cell Therapy 25th Annual Meeting (ASGCT) were made available publicly, which summarized clinical and translational data from the first three cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events within three months of DSG3-CAART infusion. The observed dose-dependent increase in persistence indicates that DSG3-CAART cells were not eliminated by soluble anti-DSG3 Ab. Peak persistence in cohort A4 was at the lower end of the range observed with CART therapy in B cell cancers, however, the range of persistence observed with anti-CD19 CART therapy in oncology has not been confirmed to be necessary or sufficient for clinical response in patients with mPv. In addition, we have disclosed that we are currently progressing in cohort A5, and expect to announce six month clinical and translational data from cohort A4 and 28-day safety data for cohort A5 at the 31st European Association of Dermatology and Venereology Congress, assuming no DLTs are observed during such cohort, that enrollment is uninterrupted and there are no delays due to COVID-19 resurgence. In August 2022, we announced that two additional dose cohorts are planned after cohort A5: A6m (multi-dose regimen at 10 to 15 billion cells) and a combination cohort (2.5 billion cells in addition to patient pre-treatment with intravenous immunoglobulin (IVIg) and cyclophosphamide). The prioritization of cohorts following cohort A5 (e.g. A6m or combination) is subject to evaluation of emerging clinical and translational data and finalization of our protocol, as applicable. We also announced that the A5e cohort (enhanced manufacturing process at 5.0 to 7.5 billion cells) is no longer planned to occur immediately after cohort A5.

Our MuSK-CAART product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies to the United States Food and Drug Administration, or FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. In June 2022, we received a no objection letter from Health Canada, allowing us to initiate clinical trial activities in Canada. We plan to initiate the MusCAARTesTM trial in the second half of 2022.

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

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of June 30, 2022, we had $96.8 million in cash and cash equivalents and investments.

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

The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. Our financial results to date have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in our ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

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

Sponsored Research Agreements

We have sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. The total estimated cost of the agreements is $12.5 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of June 30, 2022, $11.6 million of cost has been incurred pursuant to these agreements.

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

Results of Operations for the Three Months ended June 30, 2022 and 2021

The following sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$9,514	$7,850	$1,664
General and administrative	3,546	3,295	251
Total operating expenses	13,060	11,145	1,915
Loss from operations	(13,060)	(11,145)	(1,915)
Other income:
Interest income	150	6	144
Net loss	$(12,910)	$(11,139)	$(1,771)

Research and Development

Research and development expenses were $9.5 million for the three months ended June 30, 2022 compared to $7.9 million for the three months ended June 30, 2021. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$877	$847	$30
Manufacturing of preclinical and clinical supplies	1,532	1,571	(39)
Clinical trials	1,518	929	589
Personnel	3,511	2,297	1,214
Development services	1,928	2,093	(165)
Other	148	113	35
	$9,514	$7,850	$1,664

Specific changes in our research and development expenses year over year include a:

•
$1.2 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense; and
•
$0.6 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites, and start-up costs for the planned MusCAARTesTM trial.

General and Administrative

General and administrative expenses were $3.5 million for the three months ended June 30, 2022 compared to $3.3 million for the three months ended June 30, 2021. The increase of $0.2 million in our general and administrative expenses includes:

•
$0.5 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense; partially offset by
•
$0.3 million lower administrative costs, including professional services and D&O insurance costs.

Other Income

Interest income increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily as a result of increasing interest rates starting in March 2022.

Results of Operations for the Six Months ended June 30, 2022 and 2021

The following sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$18,684	$14,406	$4,278
General and administrative	7,375	6,451	924
Total operating expenses	26,059	20,857	5,202
Loss from operations	(26,059)	(20,857)	(5,202)
Other income:
Interest income	203	16	187
Net loss	$(25,856)	$(20,841)	$(5,015)

Research and Development

Research and development expenses were $18.7 million for the six months ended June 30, 2022 as compared to $14.4 million for the six months ended June 30, 2021. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$1,944	$1,717	$227
Manufacturing of preclinical and clinical supplies	3,111	2,690	421
Clinical trials	2,739	1,393	1,346
Personnel	6,924	4,601	2,323
Development services	3,660	3,855	(195)
Other	306	150	156
	$18,684	$14,406	$4,278

Specific changes in our research and development expenses year over year include a:

•
$2.3 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.4 million in stock-based compensation expense;
•
$1.3 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites, and start-up costs for the planned MusCAARTesTM trial;
•
$0.4 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and
•
$0.2 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research.

General and Administrative

General and administrative expenses were $7.4 million for the six months ended June 30, 2022 compared to $6.5 million for the six months ended June 30, 2021. The increase of $0.9 million in our general and administrative expenses includes:

•
$1.0 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.5 million in stock-based compensation expense; partially offset by
•
$0.4 million lower D&O insurance costs, partially offset by $0.3 million higher administrative costs, including legal, information technology and other administrative costs.

Other Income

Interest income increased by $0.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of increasing interest rates starting in March 2022.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of June 30, 2022, we had $96.8 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2022, we had an accumulated deficit of $138.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,335)	$(15,250)
Investing activities	(50,809)	3,380
Financing activities	91	9,936
Net decrease in cash and cash equivalents	$(75,053)	$(1,934)

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities of $24.3 million was attributable to a net loss of $25.9 million and a net change of $2.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $3.9 million primarily from stock-based compensation and depreciation.

During the six months ended June 30, 2021, cash used in operating activities of $15.3 million was attributable to a net loss of $20.8 million, partially offset by a net change of $2.5 million in our net operating assets and liabilities and non-cash charges of $3.0 million from stock-based compensation and depreciation.

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities of $50.8 million was attributable to $49.8 million of purchases of investments and $1.0 million of purchases of property and equipment.

During the six months ended June 30, 2021, cash provided by investing activities of $3.4 million was attributable to $3.9 million of proceeds from maturities of investments, partially offset by $0.5 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities of $0.1 million was from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $96.8 million as of June 30, 2022. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are investment grade corporate bonds with high credit quality issuers. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, many of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow, other than as described below.

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

Our product candidates are CAAR T cell-based immunotherapies. In other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to severe neurotoxicity and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as neurotoxicity and CRS.

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

In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we are now planning to implement a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered.

Although we have not infused DSG3-CAART with preconditioning in our DesCAARTesTM trial to date, we are now planning to use a preconditioning regimen in the DesCAARTesTM trial where subjects are pre-treated with IVIg and cyclophosphamide prior to DSG3-CAART infusion, and may in the future use a preconditioning regimen for our other CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

Lymphodepleting preconditioning may not be required in all oncology settings for CAR T cell activity. A clinical trial in multiple myeloma patients published in 2019 in The Journal of Clinical Investigation showed similar clinical activity of CAR T cell infusions in patients with or without a lymphodepleting preconditioning regimen. Furthermore, the requirement for lymphodepleting preconditioning for potentiating engineered T cell therapy outside of oncology has not been well established. Specifically, the effect on tumor immunogenicity is not relevant in settings outside oncology, and therefore the contribution of this aspect to the potential enhancing effect of preconditioning would not apply.

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may delay or otherwise adversely affect our ability to use DSG3 autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART. An inability to use DSG3 autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to CAAR and therefore may slow clinical development. Based on emerging clinical and translational data, in the setting of autoimmune patients, we believe the inclusion of such a regimen in the DesCAARTesTM trial is justified to further evaluate the DSG3-CAART platform. We will continue to evaluate emerging data from the DesCAARTes trial on an ongoing basis, as well as other relevant clinical trials in autoimmune disease, and may make additional modifications to the DesCAARTesTM trial, as appropriate.

In addition to lymphodepleting preconditioning, other preconditioning regimens with immunomodulatory effects may be considered to prepare the body for CAAR T infusion. For example, if autoantibody is found to reduce or inhibit function of CAAR T in the body, then pretreatment of patients with antibody reducing therapies, such as FcRN inhibitors, IVIg, plasmapheresis, or treatment of post rituximab patients may be considered. Some of these types of preconditioning are standard of care for this autoimmune population and therefore are already considered to have a beneficial risk profile in this patient population. These other preconditioning regimens may cause serious adverse events, including hypotension, thromboembolism, and opportunistic infections.

While we initiated the DesCAARTesTM trial without a preconditioning regimen, we are now planning to implement a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered. Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimen, such as severe allergic reactions, difficulty breathing, severe headaches, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition. Even if we do not ultimately use a preconditioning regimen, patients may experience adverse effects related to our CAAR T cell product candidates, and our decision to design our clinical trials without preconditioning, or a decision not to move forward with a preconditioning regimen after our planned initial combination cohort, does not eliminate the risk of those side effects.

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

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we have not used pre-infusion lymphodepletion or other preconditioning regimen in our Phase 1 trial to date. However, based on emerging clinical and translational data, we are now planning to implement a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered in the DesCAARTesTM trial, and we continue to evaluate whether the use of a lymphodepleting or other preconditioning regimen is necessary for our other product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. While progress has been made in the fight against the ongoing COVID-19 pandemic, including the broad dissemination and administration of vaccines in certain countries, the COVID-19 pandemic has continued globally, including in all 50 states within the United States, including Philadelphia, Pennsylvania where our primary office and laboratory space, as well as certain of our CMO partners, are located. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures in response to the emergence of new variants. The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. Further, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as COVID-19. The ongoing COVID-19 pandemic could result in increased adverse events and deaths in our clinical trials due to COVID-19 related infections, and implementing a lymphodepleting and/or immunomodulatory preconditioning regimen may result in the likelihood that patients are more immunosuppressed and therefore at a greater risk of developing more severe symptoms from a COVID-19 infection. Some factors from the ongoing COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

Our projections of both the number of people who have the B cell-mediated autoimmune diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these B cell-mediated autoimmune diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, DSG3-CAART, to initially target a small patient population that suffers from mPV. Furthermore, patients for whom a preconditioning regimen is contraindicated, or is not acceptable to the patient, may not be eligible for treatment with the product candidate, further reducing the potential target population. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

As of June 30, 2022, we had 57 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to rapidly expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2022 and 2021, we recorded net losses of $25.9 million and $20.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $138.4 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

As of June 30, 2022, we had $96.8 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through the first quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Penn, third-party CMOs that we engage, or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022 and continued through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

•
At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

•
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

•
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

•
On August 7, 2022 the U.S. Senate passed the Inflation Reduction Act of 2022, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation would also subject drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation would also cap Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000, and cap Medicare beneficiaries’ insulin costs at $35. The legislation is expected to pass without modification by the House of Representatives and be signed by President Biden imminently. The effect of the Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, which is largely based on Virginia’s CDPA, into law. The UCPA will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The CTDPA draws heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

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

As of June 30, 2022, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 46% of our outstanding voting common stock, or 52% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of December 31, 2021, we had U.S. federal, state and local net operating loss carryforwards of $85.8 million, $88.0 million and $78.9 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses begin to expire in 2022. Approximately $85.5 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed with the SEC on May 12, 2022)

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

Cabaletta Bio, Inc.

Date: August 11, 2022	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)