Form 10-Q
period 2022-09-30
Cabaletta Bio, Inc.
filed 2022-11-10
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 29,013,995 shares of common stock, $0.00001 par value per share, outstanding.

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
•
If we are unable to obtain and maintain sufficient intellectual property protection for our current product candidates and technologies or any future product candidates, we may not be able to compete effectively in our markets.
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
•
If we encounter difficulties enrolling patients in our DesCAARTesTM trial, our planned Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, or future clinical trials, including our planned clinical trial for CABA-201, these clinical development activities could be delayed or otherwise adversely affected.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors, including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our planned Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, our plans for clinical development of CABA-201, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, CABA-201, FVIII-CAART, DSG3/1-CAART and PLA2R-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations for the tolerability and clinical activity of CABA-201 and ability to advance this product candidate through our license agreement with Nanjing IASO Biotherapeutics Co., Ltd., or IASO;
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
•
our plan to infuse our DSG3-CAART product candidate without lymphodepletion or other preconditioning agents initially in our DesCAARTesTM trial, and our plan to implement a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered in the DesCAARTesTM and MusCAARTesTM trial;
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
•
our ability to successfully commercialize our product candidates, including DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates;
•
the potential receipt of revenue from future sales of DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates;
•
the rate and degree of market acceptance and clinical utility of DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates;
•
our estimates regarding the potential market opportunity for DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates, and our ability to serve those markets;
•
our sales, marketing and distribution capabilities and strategy, whether alone or with potential future collaborators;
•
our ability to establish and maintain arrangements or a facility for manufacture of DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates;
•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our planned MusCAARTesTM trial and our ongoing preclinical studies of CABA-201, DSG3/1-CAART, FVIII-CAART and PLA2R-CAART;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,163	$122,222
Short-term investments	24,732	—
Prepaid expenses and other current assets	2,280	2,319
Total current assets	88,175	124,541
Property and equipment, net	2,811	1,438
Other assets	689	357
Total Assets	$91,675	$126,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,333	$2,333
Accrued and other current liabilities	4,468	6,047
Total current liabilities	5,801	8,380
Commitments and Contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2022 and December 31, 2021; 29,013,995 (25,601,495 voting and 3,412,500 non-voting) shares issued and outstanding as of September 30, 2022 and 28,927,129 (24,614,629 voting and 4,312,500 non-voting) shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	235,953	230,543
Accumulated other comprehensive loss	(209)	—
Accumulated deficit	(149,870)	(112,587)
Total stockholders’ equity	85,874	117,956
Total liabilities and stockholders’ equity	$91,675	$126,336

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,216	$8,169	$26,900	$22,575
General and administrative	3,562	3,394	10,937	9,845
Total operating expenses	11,778	11,563	37,837	32,420
Loss from operations	(11,778)	(11,563)	(37,837)	(32,420)
Other income:
Interest income	351	3	554	19
Net loss	$(11,427)	$(11,560)	$(37,283)	$(32,401)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	40	(1)	(209)	(6)
Net comprehensive loss	$(11,387)	$(11,561)	$(37,492)	$(32,407)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.39)	$(0.45)	$(1.29)	$(1.31)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956
Stock-based compensation	—	—	1,811	—	—	1,811
Net unrealized losses on available-for-sale securities	—	—	—	(152)	—	(152)
Issuance of common stock in connection with exercise of stock options	50,000	—	51	—	—	51
Net loss	—	—	—	—	(12,946)	(12,946)
Balance—March 31, 2022	28,977,129	$—	$232,405	$(152)	$(125,533)	$106,720
Stock-based compensation	—	—	1,777	—	—	1,777
Net unrealized losses on available-for-sale securities	—	—	—	(97)	—	(97)
Issuance of common stock under employee stock purchase plan	36,866	—	40	—	—	40
Net loss	—	—	—	—	(12,910)	(12,910)
Balance—June 30, 2022	29,013,995	$—	$234,222	$(249)	$(138,443)	$95,530
Stock-based compensation	—	—	1,731	—	—	1,731
Net unrealized gains on available-for-sale securities	—	—	—	40	—	40
Net loss	—	—	—	—	(11,427)	(11,427)
Balance—September 30, 2022	29,013,995	$—	$235,953	$(209)	$(149,870)	$85,874

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,283)	$(32,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,319	4,203
Amortization of discount/premium on investments	(177)	62
Depreciation	820	499
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39	3,280
Other assets	(332)	(25)
Accounts payable	(1,055)	409
Accrued and other current liabilities	(1,580)	379
Net cash used in operating activities	(34,249)	(23,594)
Cash flows from investing activities:
Purchases of property and equipment	(2,137)	(1,015)
Purchases of investments	(49,764)	—
Proceeds from maturities of investments	25,000	6,165
Net cash (used in) provided by investing activities	(26,901)	5,150
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	34,710
Proceeds from issuance of common stock in connection with the exercise of stock options	51	519
Proceeds from issuance of common stock under employee stock purchase plan	40	46
Net cash provided by financing activities	91	35,275
Net (decrease) increase in cash and cash equivalents	(61,059)	16,831
Cash and cash equivalents—beginning of period	122,222	101,429
Cash and cash equivalents—end of period	$61,163	$118,260
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$191	$76

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. The COVID-19 pandemic has led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $85,895 as of September 30, 2022. Through September 30, 2022, the Company has incurred an accumulated deficit of $149,870. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of September 30, 2022, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 17, 2022 (2021 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2021 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present financial information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$61,163	$61,163	$—	$—
Short-term investments:
U.S. Government securities	24,732	—	24,732	—
Total	$85,895	$61,163	$24,732	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$122,222	$122,222	$—	$—
Total	$122,222	$122,222	$—	$—

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

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$61,163	$—	$—	$61,163
U.S. Government securities - due in one year or less
Included in short-term investments	24,941	—	(209)	24,732
Total	$86,104	$—	$(209)	$85,895

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Research and development services	$1,880	$2,836
General and administrative services	249	180
Compensation expense	2,268	2,977
Other	71	54
	$4,468	$6,047

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2022.

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

Under the amended SRAs, the Company has committed to funding defined research plans through December 2024 and November 2022, respectively. The total estimated cost of $12,560 under the SRAs satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of September 30, 2022, $12,181 of cost has been incurred pursuant to these SRAs. Research and development expense related to these research agreements recognized in the accompanying statements of operations was $615 and $2,251 for the three and nine months ended September 30, 2022, respectively, and $625 and $2,260 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, $355 and $346 respectively, of advance payments are included in Prepaid expenses and other current assets in the accompanying balance sheets and there was $228 and $36 included in Accrued and other current liabilities in the accompanying balance sheets as of September 30, 2022 and December 31, 2021.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations was $333 and $1,934 for the three and nine months ended September 30, 2022, respectively, and $418 and $1,441 for the three and nine months ended September 30, 2021, respectively. The Company may incur additional expenses up to $1,360 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited, wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which $1,100 was recognized in 2021. No expense was incurred in 2022. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.

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

Rent expense related to these leases recognized in the accompanying statements of operations was $549 and $1,127 for the three and nine months ended September 30, 2022 and $69 and $205 for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the future minimum payments for operating leases for lab and office space are as follows:

October 1, 2022 to December 31, 2022	$500
2023	2,279
2024	2,286
2025	1,146
Thereafter	—
$6,211

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the planned MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Company concluded the WuXi Agreement had an embedded lease as a dedicated manufacturing suite was to be used for the Company’s cell processing manufacturing, with a monthly suite fee of $125. In August 2022, the WuXi Agreement was amended, whereby the Company's dedicated suite arrangement was converted into a shared suite arrangement resulting in a lower monthly suite fee. Rent expense of $810 was recognized in 2022 related to this lease in the accompanying statements of operations prior to the amendment of the WuXi agreement in August 2022. The Company recognized rent expense of $180 and $300 related to this lease in the accompanying statements of operations for the three and nine months ended September 30, 2021, respectively. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $166 for the three and nine months ended September 30, 2022, respectively, and $250 and $822 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, this agreement has a remaining cost of up to $480.

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

Litigation

On February 28, 2022, a purported stockholder of the Company filed a complaint against the Company and certain of the Company’s current officers and certain of the Company’s current and former directors in the United States District Court for the Eastern District of Pennsylvania captioned Patterson v. Cabaletta Bio, Inc., et al.. No. 2:22-cv-00737 (E.D. Pa.). The complaint was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired (a) Cabaletta common stock pursuant and/or traceable to the offering documents issued in connection with the Company’s October 24, 2019 initial public offering; and/or (b) Cabaletta securities between October 24, 2019 and December 13, 2021 both dates inclusive. The complaint alleged claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and under Sections 11 and 15 of the Securities Act based upon allegedly false or misleading statements and omissions regarding our DesCAARTesTM Phase 1 clinical trial of DSG3-CAART, clinical data for the DesCAARTesTM trial, the efficacy of DSG3-CAART, and the clinical and/or commercial prospects for DSG3-CAART. The complaint sought damages, prejudgment and post-judgment interest, and reasonable attorneys’ fees, expert fees and other costs. On October 17, 2022, this complaint was voluntarily dismissed by the plaintiff. The Company may become subject to additional securities class action lawsuits in the future.

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

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the nine months ended September 30, 2022, the Company did not sell any shares pursuant to the ATM Program.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2022, the total number of shares under the 2019 Plan was increased by 1,157,085 shares. As of September 30, 2022, there were 1,135,802 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	4,257,213	$8.49	8.2	$2,367
Granted	2,053,000	3.05
Exercised	(50,000)	1.01		101
Forfeited/Cancelled	(175,929)	6.48
Outstanding as of September 30, 2022	6,084,284	$6.77	8.1	$—
Options Exercisable at September 30, 2022	2,603,250	$7.41	7.0	$—

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $2.10 and $7.68, respectively.

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$868	$683	$2,597	$2,003
General and administrative	863	825	2,722	2,200
Total	$1,731	$1,508	$5,319	$4,203

As of September 30, 2022, there was $13,403 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.3 years.

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

8. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2022 and 2021 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2022 and December 31, 2021.

9. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. As of September 30, 2022 and 2021, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(10,083)	$(1,344)	$(32,526)	$(4,757)

Denominator
Weighted average number of shares used in basic per share computation	25,601,495	3,412,500	25,287,436	3,698,581
Net loss per share, basic	$(0.39)	$(0.39)	$(1.29)	$(1.29)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(10,083)	$(1,344)	$(32,526)	$(4,757)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,344)	—	(4,757)	—
Allocation of undistributed losses	$(11,427)	$(1,344)	$(37,283)	$(4,757)

Denominator
Weighted average number of shares used in basic per share computation	25,601,495	3,412,500	25,287,436	3,698,581
Add: conversion of non-voting to voting common shares outstanding	3,412,500	—	3,698,581	—
Weighted average number of shares used in diluted per share computation	29,013,995	3,412,500	28,986,017	3,698,581
Net loss per share, diluted	$(0.39)	$(0.39)	$(1.29)	$(1.29)

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(9,631)	$(1,929)	$(26,651)	$(5,750)

Denominator
Weighted average number of shares used in basic per share computation	21,534,342	4,312,500	20,389,242	4,398,437
Net loss per share, basic	$(0.45)	$(0.45)	$(1.31)	$(1.31)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(9,631)	$(1,929)	$(26,651)	$(5,750)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,929)	—	(5,750)	—
Allocation of undistributed losses	$(11,560)	$(1,929)	$(32,401)	$(5,750)

Denominator
Weighted average number of shares used in basic per share computation	21,534,342	4,312,500	20,389,242	4,398,437
Add: conversion of non-voting to voting common shares outstanding	4,312,500	—	4,398,437	—
Weighted average number of shares used in diluted per share computation	25,846,842	4,312,500	24,787,679	4,398,437
Net loss per share, diluted	$(0.45)	$(0.45)	$(1.31)	$(1.31)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2022	2021
Stock options to purchase common stock	6,084,284	4,038,981
Non-vested common stock	—	2,110
	6,084,284	4,041,091

10. Subsequent Event

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO will receive an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. IASO has the right of first negotiation if the Company desires to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, each of IASO and the Company have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. The Company also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, it must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. Each of the Company and IASO may terminate the IASO

Agreement for a material, uncured breach or insolvency of the other party. The Company may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if the Company fails to achieve certain specified diligence milestones in a timely manner and/or if the Company commences any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice.

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

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. The Cabaletta Approach to B cell Ablation, or our CABA™ platform, encompasses two approaches – chimeric antigen receptor T cells for autoimmunity, or CARTA, and our proprietary chimeric autoantibody receptor T cells, or CAART. Our lead CARTA product candidate, CABA-201, is a fully human, 4-1BB CD19-CAR T with the potential to transiently deplete B cells following a single infusion with applicability across a broad range of autoimmune diseases, including systemic lupus erythematosus (SLE), rheumatoid arthritis, myositis and systemic sclerosis. Our CAAR T product candidates are designed to selectively bind and eliminate only specific B cells that produce disease-causing autoantibodies, or pathogenic B cells, while sparing normal B cells, which we believe have the potential to provide responses that may be a safer and more effective option than current treatments. We believe the two approaches, which comprise our CABA™ platform, have applicability across a broad range of autoimmune diseases that we have identified, evaluated and prioritized.

On October 11, 2022, we announced CABA-201. We have obtained an exclusive, worldwide license from Nanjing IASO Biotherapeutics Co., Ltd. (IASO) for the CD19 binder in CABA-201. This CD19 binder is separately being used as part of a dual targeting CAR T therapy that has been evaluated in approximately 20 cancer patients to date in an investigator-initiated trial. We believe tolerability data generated in these patients support clinical development in patients with autoimmune diseases. In addition, we have established an exclusive translational research partnership with Dr. Georg Schett, a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity. The collaboration is focused on generation of additional translational data to gain deeper understanding of the immunologic mechanisms of response and clinical insights from ongoing and continued clinical studies in multiple autoimmune disease indications. The construct utilized in these studies has a similar design to CABA-201, sharing the 4-1BB costimulatory domain and the binding region on the CD19 antigen. With the addition of CABA-201 to our cell therapy pipeline, we believe we can potentially address a broad range of autoimmune diseases in indications such as SLE, rheumatoid arthritis, myositis and systemic sclerosis, among others where B cells contribute to disease pathogenesis.

Our initial focus for the CAAR T approach is mucosal pemphigus vulgaris, or mPV, which is an autoimmune blistering disease. Our lead CAAR T product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of pemphigus vulgaris, or PV, that affects the mucous membrane. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. DSG3-CAART is designed to selectively target and eliminate autoreactive B cells specific for DSG3, which may prevent these B cells from differentiating into antibody secreting plasma cells that produce anti-DSG3 antibodies that are the cause of mPV, while preserving general B cell immune function. DSG3-CAART is being evaluated in a Phase 1 trial, or the DesCAARTesTM trial, in which we are currently enrolling patients. During 2021, we reported acute and 28-day safety data from the first three cohorts of patients in the DesCAARTesTM trial, with no dose-limiting toxicities, or DLTs, or clinically relevant adverse events observed in the 28 days after infusion of DSG3-CAART. In November 2021, we reported that dose-dependent increases in DSG3-CAART persistence in the third cohort relative to the first two low dose cohorts throughout the 28 days following infusion had been observed. On December 14, 2021, we reported top-line biologic activity data for the first, two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represented less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any DLTs or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen. In January 2022, we announced that 28-day safety data for the fourth cohort was anticipated to be announced in the first quarter of 2022, and that other clinical data updates from the DesCAARTesTM trial were expected to be provided at scientific meetings throughout 2022 and 2023 with biologic activity data for cohorts A3 and A4 expected to be announced in mid-2022. In March 2022, we disclosed 28-day safety data for the fourth cohort with no DLTs observed in any patient during the 28 days after infusion of DSG3-CAART. In May 2022, abstracts for our posters presented on May 17, 2022 at the American Society of Gene & Cell Therapy 25th Annual Meeting (ASGCT) were made available publicly, which summarized clinical and translational data from the first three cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events within three months of DSG3-CAART infusion. The observed dose-dependent increase in persistence indicated that DSG3-CAART cells were not eliminated by soluble anti-DSG3 Ab. Peak persistence in cohort A4 was at the lower end of the range observed with CART therapy in B cell cancers; however, the range of persistence observed with anti-CD19 CART therapy in oncology has not been confirmed to be necessary or sufficient for clinical response in patients with mPv. In August 2022, we announced that two additional dose cohorts are planned after cohort A5: A6m (multi-dose regimen at 10 to 15 billion cells) and a combination cohort (2.5 billion cells in addition to patient pre-treatment with intravenous immunoglobulin (IVIg) and cyclophosphamide). We also announced that the A5e cohort (enhanced manufacturing process at 5.0 to 7.5 billion cells) was no longer planned to occur immediately after cohort A5. In September 2022, we presented updated clinical and translational data through six months of follow-up in cohorts A1 through A4 as well as 28-day safety data and DSG3-CAART persistence data through day 29 for cohorts A1 through A5 from the DesCAARTesTM trial at the 31st European Academy of Dermatology and Venereology (EADV) Congress. In October 2022, we presented additional clinical and translational data on those cohorts at the 29th European Society of Gene and Cell Therapy (ESGCT) Congress. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A4, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. Based on the data observed from these cohorts, we announced that the combination sub-study would be prioritized to follow cohort A5.

Our MuSK-CAART product candidate is designed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies to the United States Food and Drug Administration, or FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. In June 2022, we received a no objection letter from Health Canada, allowing us to initiate clinical trial activities in Canada. In October 2022, MuSK-CAART received orphan drug designation for the treatment of MuSK MG. We plan to initiate the MusCAARTes™ trial in the fourth quarter of 2022.

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

We were incorporated in April 2017. In August 2018, we entered into multiple agreements with Penn to develop the CAAR T technology to treat B cell-mediated autoimmune diseases. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of September 30, 2022, we had $85.9 million in cash and cash equivalents and investments.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. The ongoing COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions.

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

Key Agreements

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement (the IASO Agreement) with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO will receive an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice.

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

Sponsored Research Agreements

We have sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. The total estimated cost of the agreements is $12.6 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of September 30, 2022, $12.2 million of cost has been incurred pursuant to these agreements.

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

Results of Operations for the Three Months ended September 30, 2022 and 2021

The following sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$8,216	$8,169	$47
General and administrative	3,562	3,394	168
Total operating expenses	11,778	11,563	215
Loss from operations	(11,778)	(11,563)	(215)
Other income:
Interest income	351	3	348
Net loss	$(11,427)	$(11,560)	$133

Research and Development

Research and development expenses were $8.2 million for both the three months ended September 30, 2022 and the three months ended September 30, 2021. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$695	$684	$11
Manufacturing of preclinical and clinical supplies	1,032	1,670	(638)
Clinical trials	848	935	(87)
Personnel	3,527	2,627	900
Development services	2,008	2,149	(141)
Other	106	104	2
	$8,216	$8,169	$47

Specific changes in our research and development expenses year over year include a:

•
$0.9 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.2 million in stock-based compensation expense; partially offset by
•
$0.6 million lower manufacturing costs primarily due to timing of vector manufacturing.

General and Administrative

General and administrative expenses were $3.6 million for the three months ended September 30, 2022 compared to $3.4 million for the three months ended September 30, 2021. The increase of $0.2 million in our general and administrative expenses includes:

•
$0.2 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth; and
•
$0.2 million of professional services cost, including legal and accounting; partially offset by
•
$0.2 million lower director and officer insurance costs.

Other Income

Interest income increased by $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of increasing interest rates.

Results of Operations for the nine months ended September 30, 2022 and 2021

The following sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$26,900	$22,575	$4,325
General and administrative	10,937	9,845	1,092
Total operating expenses	37,837	32,420	5,417
Loss from operations	(37,837)	(32,420)	(5,417)
Other income:
Interest income	554	19	535
Net loss	$(37,283)	$(32,401)	$(4,882)

Research and Development

Research and development expenses were $26.9 million for the nine months ended September 30, 2022 as compared to $22.6 million for the nine months ended September 30, 2021. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$2,640	$2,401	$239
Manufacturing of preclinical and clinical supplies	4,144	4,360	(216)
Clinical trials	3,587	2,328	1,259
Personnel	10,451	7,228	3,223
Development services	5,668	6,005	(337)
Other	410	253	157
	$26,900	$22,575	$4,325

Specific changes in our research and development expenses year over year include a:

•
$3.2 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.6 million in stock-based compensation expense;
•
$1.3 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites, and start-up costs for the planned MusCAARTesTM trial;
•
$0.2 million increase in costs under our sponsored research agreements, primarily due to an expanded scope of research including additional correlative studies related to the DesCAARTesTM trial; partially offset by
•
$0.3 million lower development services from decreased outsourced preclinical research activities; and a
•
$0.2 million decrease in manufacturing costs primarily due to timing of vector manufacturing.

General and Administrative

General and administrative expenses were $10.9 million for the nine months ended September 30, 2022 compared to $9.8 million for the nine months ended September 30, 2021. The increase of $1.1 million in our general and administrative expenses includes:

•
$1.2 million of additional personnel costs, primarily driven by an increase in headcount to support overall growth, including an increase of $0.5 million in stock-based compensation expense;
•
$0.5 million higher administrative costs, including legal, information technology and other administrative costs; partially offset by
•
$0.6 million lower director and officer insurance costs.

Other Income

Interest income increased by $0.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of increasing interest rates.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations have been financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of September 30, 2022, we had $85.9 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2022, we had an accumulated deficit of $149.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,249)	$(23,594)
Investing activities	(26,901)	5,150
Financing activities	91	35,275
Net decrease (increase) in cash and cash equivalents	$(61,059)	$16,831

Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities of $34.2 million was attributable to a net loss of $37.3 million and a net change of $2.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $6.0 million primarily from stock-based compensation and depreciation.

During the nine months ended September 30, 2021, cash used in operating activities of $23.6 million was attributable to a net loss of $32.4 million, partially offset by non-cash charges of $4.8 million from stock-based compensation and depreciation and a net change of $4.0 million in our net operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities of $26.9 million was attributable to $49.8 million of purchases of investments and $2.1 million of purchases of property and equipment, partially offset by $25.0 million of proceeds from maturities of investments.

During the nine months ended September 30, 2021, cash provided by investing activities of $5.2 million was attributable to $6.2 million of proceeds from maturities of investments, partially offset by $1.0 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities of $0.1 million was from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

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

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2021, except for those related to leases as described in Note 6 and the IASO Agreement described in Note 10 in the Notes to the Financial Statements in this Form 10-Q.

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

Subject to certain conditions, as an emerging growth company, we may rely on certain other exemptions and reduced reporting requirements, including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $85.9 million as of September 30, 2022. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

We do not have any foreign currency or derivative financial instruments. Inflation generally affects us by increasing our cost of labor and program costs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, since March 2020, many of our employees have been working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow, other than as described below.

On February 28, 2022, a purported stockholder of the Company filed a complaint against us and certain of our current officers and certain of our current and former directors in the United States District Court for the Eastern District of Pennsylvania captioned Patterson v. Cabaletta Bio, Inc., et al.. No. 2:22-cv-00737 (E.D. Pa.). The complaint was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired (a) Cabaletta common stock pursuant and/or traceable to the offering documents issued in connection with the Company’s October 24, 2019 initial public offering; and/or (b) Cabaletta securities between October 24, 2019 and December 13, 2021 both dates inclusive. The complaint alleged claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and under Sections 11 and 15 of the Securities Act based upon allegedly false or misleading statements and omissions regarding our DesCAARTesTM Phase 1 clinical trial of DSG3-CAART, clinical data for the DesCAARTesTM trial, the efficacy of DSG3-CAART, and the clinical and/or commercial prospects for DSG3-CAART. The complaint sought damages, prejudgment and post-judgment interest, and reasonable attorneys’ fees, expert fees and other costs. On October 17, 2022, this complaint was voluntarily dismissed by the plaintiff. We may also become subject to additional securities class action lawsuits in the future. See Risk Factors — “The price of our stock may be volatile, and you could lose all or part of your investment” for additional information.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cellular therapies, including our engineered chimeric antigen receptor T cell, or CAR T, chimeric autoantibody receptor T cell, or CAAR T, product candidates, represent a novel approach to the treatment of B cell-mediated autoimmune diseases, which creates significant challenges for us. Negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies are a novel approach and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. Cellular therapies remain novel in general, and there are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. Even if CAR T therapies and other cellular therapies are accepted by the public and medical community in the short term, long-term adverse events observed in these therapies may increase negative perception and regulatory scrutiny. Although our CAAR Ts are different from CAR Ts and other cellular therapies, they may be viewed in the same vein, limiting their market acceptance. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of B cell-mediated autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

We are developing a pipeline of CAR T and CAAR T product candidates that are intended for use in treating individuals with B cell-mediated autoimmune disease. Advancing these novel product candidates creates significant challenges for us, including:

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to pemphigus flare, MuSK MG flare or myasthenic crisis from infusion of activated T cells or medication taper, cytokine release syndrome, or CRS, or other unexpected adverse effects of therapy with our product candidates;
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

In addition, preclinical murine and other animal models may not exist or be adequate for some or all of the B cell-mediated autoimmune diseases we choose to pursue in our programs, and because we are early in the clinical development process, we are unable to predict whether there may be short-term or long-term effects from treatment with any product candidates that we develop. In developing our product candidates, we have not exhaustively explored different options in the method for manufacturing CAR T or CAAR T cells. We may find our existing manufacturing process may be substantially improved with future design or process changes, necessitating further clinical testing, delaying commercial launch of our first products, and causing us to incur additional expenses. For example, while we have used a lentiviral vector in our manufacturing process, we may in the future find that another viral vector or non-viral vector-based process offers advantages. Switching from one lentiviral vector to another or switching from lentiviral to another delivery system would necessitate additional process development and clinical testing, and this may delay the development of existing product candidates.

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

Our product candidates are CAR T or CAAR T cell-based immunotherapies. In other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to severe neurotoxicity and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as neurotoxicity and CRS.

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR and MuSK CAAR, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and did not observe any confirmed off target activity for MuSK-CAART. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are retreated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

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

In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, prolonged or persistent cytopenias and severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered.

We have implemented a preconditioning regimen in the DesCAARTesTM trial where subjects are pre-treated with IVIg and cyclophosphamide prior to DSG3-CAART infusion, and included a planned dosing cohort in the MusCAARTesTM trial where subjects are pre-treated with cyclophosphamide prior to MuSK-CAART infusion, and we may in the future use a preconditioning regimen for our other CAR T or CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

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

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may delay or otherwise adversely affect our ability to use DSG3 or MuSK autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART and MuSK-CAART, respectively. An inability to use DSG3 or MuSK autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients in the DesCAARTesTM trial or muscle weakness in the MusCAARTesTM trial, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to CAAR and therefore may slow clinical development. Based on emerging clinical and translational data, in the setting of autoimmune patients, we believe the inclusion of such a regimen in the DesCAARTesTM trial and MusCAARTesTM trial is justified to further evaluate the DSG3-CAART and MuSK-CAART platforms. We will continue to evaluate emerging data from the DesCAARTesTM trial on an ongoing basis, as well as other relevant clinical trials in autoimmune disease, and may make additional modifications to the DesCAARTesTM trial or MusCAARTesTM trial, as appropriate.

In addition to lymphodepleting preconditioning, other preconditioning regimens with immunomodulatory effects may be considered to prepare the body for CAR T or CAAR T infusion. For example, if autoantibody is found to reduce or inhibit function of CAAR T in the body, then pretreatment of patients with antibody reducing therapies, such as FcRN inhibitors, IVIg, plasmapheresis, or treatment of post rituximab patients may be considered. Some of these types of preconditioning are standard of care for this autoimmune population and therefore are already considered to have a beneficial risk profile in this patient population. These other preconditioning regimens may cause serious adverse events, including hypotension, thromboembolism, and opportunistic infections.

While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have now implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered. Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimen, such as severe allergic reactions, difficulty breathing, severe headaches, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition.

Our business is highly dependent on the success of our initial product candidates targeting B cell-mediated autoimmune diseases, particularly CABA-201, DSG3-CAART and MuSK-CAART. All of our product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting B cell-mediated autoimmune diseases, including CABA-201, DSG3-CAART, MuSK-CAART, DSG3/1-CAART, PLA2R-CAART and others that may be selected from preclinical programs. Our product candidates are in the early stages of development and will require additional preclinical studies, clinical trials, regulatory review and licensure, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. There is no guarantee that we will be able to advance our product candidates through clinical development or obtain marketing approval for any of our product candidates. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, while the majority of oncology CAR T clinical trials have been conducted with a lymphodepleting or other preconditioning regimen prior to infusion, we have not used pre-infusion lymphodepletion or other preconditioning regimen in our Phase 1 trial to date. However, based on emerging clinical and translational data, we have now implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered in the DesCAARTesTM trial, and we continue to evaluate whether the use of a lymphodepleting or other preconditioning regimen is necessary for our other product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

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

Risks Related to the Coronavirus (COVID-19) Pandemic

The ongoing COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. New variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures in response to the emergence of new variants. The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. Further, since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have been developed, authorized or approved and additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Similar adverse events could occur during treatment with our CAR T or CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may cause the CAAR T cells to proliferate, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Data Safety Monitoring Board, or DSMB, or local regulatory authorities such as institutional review boards, or IRBs, could recommend or order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAR T or CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

*Interim, topline or preliminary data from any preclinical studies or clinical trials that we conduct may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Our DesCAARTesTM trial and our planned MusCAARTesTM trial are both designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed clinical and translational data from the first four cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events, within six months of DSG3-CAART infusion. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A4, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the 3 month time point following initial DSG3-CAART infusion. DSG3-CAART persistence through day 29 in cohort A5 was similar to that observed in cohort A4. However, the trial is in its early stages and additional data from these initial cohorts, data from subsequent patients and data from patients at higher dosing levels or different dosing regimens, such as our combination sub-study, may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

*We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect or at all.

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
•
delays in reaching agreement on acceptable terms with prospective CMOs, CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CMOs, CROs and clinical trial sites;
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

In addition, from time to time, we may publicly announce the expected timing of various scientific, clinical, regulatory, manufacturing and other product development milestones. These milestones may include the commencement, completion or development of data from our preclinical studies and clinical trials or the submission of regulatory filings, such as an IND. All of these milestones are, and will be, based on a variety of assumptions. If any of the foregoing events impact our ability to meet the publicly announced timing of our milestones, we may experience adverse effects on our business, financial condition and prospects and the price of our common stock could decline.

Monitoring safety of patients receiving our product candidates will be challenging, which could adversely affect our ability to obtain regulatory approval and commercialize our product candidates.

For our clinical trials of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, we expect to continue to contract with Penn and/or other academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our projections of both the number of people who have the B cell-mediated autoimmune diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these B cell-mediated autoimmune diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect DSG3-CAART to initially target a small patient population that suffers from mPV. Furthermore, patients for whom a preconditioning regimen is contraindicated, or is not acceptable to the patient, may not be eligible for treatment with the product candidate, further reducing the potential target population. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We believe we are the first and only company developing CAAR T drug candidates, and one of only a few developing CAR T drug candidates, for the treatment of B cell-mediated autoimmune diseases. However, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could attempt to leverage their expertise into B cell-mediated autoimmune disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, while rituximab is the first drug for the treatment of PV, the target indication for DSG3-CAART to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, PLA2R-associated membranous nephropathy, or PLA2R MN, and Hemophilia A patients who develop alloantibodies against FVIII. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond CABA-201, DSG3-CAART, MuSK-CAART, DSG3/1-CAART, FVIII-CAART and PLA2R-CAART. Developing, obtaining regulatory approval and commercializing additional CAAR T cell product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of September 30, 2022, we had 57 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We currently rely on Penn to produce and process DSG3-CAART and anticipate that in the future we will rely on a third-party CMO for the same. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

In addition, due to our adoption of a more flexible work model following the COVID-19 pandemic, our increased prevalence of personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business operations. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2022 and 2021, we recorded net losses of $37.3 million and $32.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $149.9 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We were incorporated in 2017 and initially acquired rights to license certain patent rights from Penn in August 2018, and acquired rights to license certain patent rights from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, in October 2022. We are early in our development efforts, have a limited operating history and are subject to the risks inherent to any newly-formed organization, including, among others, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures.

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through a Master Translational Research Services Agreement, or the Services Agreement, as well as certain research and development and general and administrative services through three sponsored research agreements. We also rely on Penn for access to key technologies for current manufacturing of DSG3-CAART. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our other product candidates, which include CABA-201, targeting undisclosed autoimmune disease(s), DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, FVIII-CAART, for potential use as an adjunctive therapy targeting a subset of patients with Hemophilia A who develop alloantibody resistance to Factor VIII, or FVIII, replacement therapy, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Risks Related to Future Financial Condition

*We will require substantial additional financing to develop and commercialize our product candidates and implement our operating plans. If we fail to obtain additional financing or cannot obtain financing at the levels we require due to we may be delayed in our plans or unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our planned MusCAARTesTM trial, and our research and development, preclinical studies and clinical trials for CABA-201, PLA2R-CAART, DSG3/1-CAART and FVIII-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through the announcement of six month combination cohort data from the DesCAARTesTM and MusCAARTesTM clinical trials, as well as initial clinical data from the CABA-201 clinical trial, assuming the clearance of our CABA-201 IND by the FDA, we expect to require significant additional financing to complete these Phase 1 trials, and any future clinical trials of these and our other product candidates.

Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of September 30, 2022, we had $85.9 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations through the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflation, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Until we are able to generate sufficient revenue to finance our cash requirements, we will need to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our research and development initiatives and clinical development plans. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our ability to develop and commercialize our product candidates is heavily dependent on in-licenses to patent rights and other intellectual property granted to us by third parties. For example, we depend heavily on our License Agreement with Penn and CHOP, which was entered into in 2018, amended and restated in July 2019, and further amended in May 2020 and October 2021, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to intellectual property controlled by Penn and CHOP to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of such intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how, which know-how satisfies certain criteria and is listed on a mutually agreed to schedule, to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. We also depend on our Exclusive License Agreement with IASO, which was entered into in October 2022, pursuant to which we obtained a worldwide, exclusive license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans, or the IASO Agreement. We may enter into additional license agreements in the future. Our license agreements with Penn, CHOP and IASO impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including Penn, CHOP and IASO may have the right to terminate these license agreements, in which event we might not be able to market our product candidates. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

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

Furthermore, in many cases, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we in-license from third parties. For example, pursuant to our IASO Agreement, IASO controls such activities for the patent rights licensed to us under such agreement. Pursuant to our License Agreement with Penn and CHOP, Penn controls such activities for the patent rights licensed to us under such agreement. Therefore, although we provide input to IASO, Penn and CHOP on these activities, we cannot be certain that these patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our current or future licensors or collaboration partners fail to obtain, maintain or protect any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including those related to:

•
the scope of rights granted under the License Agreement or IASO Agreement and other interpretation-related issues;
•
whether we have breached the License Agreement or IASO Agreement and whether any such breach is subject to a cure period;
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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we in-license or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law is more restrictive than U.S. patent law in connection with the patentability of methods of treatment of the human body and Chinese bankruptcy law may not provide a licensee the same protections as U.S. bankruptcy law. This could impact our in-license under the IASO Agreement with IASO, a China-based company, if IASO declared bankruptcy, and could have a material adverse effect on the development of CABA-201.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. The deadline to pursue protection in foreign jurisdictions for some of the patent families licensed under the License Agreement with Penn has not yet expired. Prior to applicable deadlines, we and Penn will need to decide where to pursue protection, and we will not have the opportunity to pursue protection unless we do so in applicable jurisdictions prior to the deadlines. Although our License Agreement and IASO Agreement grant us worldwide rights, there can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and the patents we in-license or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In the event that one or more of our current or future service providers, manufacturers and other partners do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, due to the economic downturn or for any other reasons, then we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political, legal and regulatory risks associated with specific countries. For example, IASO is based in China and we may not receive the same protections under Chinese law, including with respect to applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting our rights.

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

We are currently reliant upon Penn for our cell product manufacturing for DSG3-CAART. We have entered into agreements with CMOs and initiated tech transfer activities to secure the manufacturing supply chain for current and future product candidates. We will need to develop relationships with suppliers, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

Further, we may not be able to achieve clinical manufacturing and cell processing through Penn on a timely basis, on our own or at any future CMO. While our current manufacturing process is based off the validated process developed at Penn for CD19 CAR T, or CART19, we have limited experience as an organization in managing the CAR T or CAAR T engineering process. Finally, because clinical manufacturing and cell processing is highly complex and patient donor material is inherently variable, we cannot be sure that the manufacturing processes employed by Penn, any CMO that we engage in the future, or by us at a manufacturing facility that we establish will consistently result in T cells that will be safe and effective.

Our product candidates are uniquely manufactured. If we, Penn or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel, and it has not yet been validated for commercial production. Among the complex processes used in the manufacture of our product candidates is the manufacture of the lentiviral delivery vector used to deliver the applicable CAR or CAAR gene into the T cells. For example, the manufacture of our product candidates includes harvesting white blood cells from each patient, stimulating certain T cells from the white blood cells and thereby causing them to activate and proliferate, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient’s body. Notably, the manufacture of both DSG3/1-CAART and FVIII-CAART may be more challenging or require new gene delivery technology due to the need to deliver large transgenes for these programs, and vector delivery systems have size limitations. Because of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies, and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

Our DSG3-CAART and MuSK-CAART product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAR or CAAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAR T or CAAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021, we secured a license and supply agreement with Oxford Biomedica to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

We may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our CAR T or CAAR T cells for clinical trials or for commercial purposes could be delayed or stopped.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for the commercial development of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV or MuSK myasthenia gravis. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

Because we are developing novel CAR T and CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, in 2016, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union, a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products, or ATMPs, to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our CAR T and CAAR T cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for gene therapy products and cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn because of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris and for MuSK-CAART for the treatment of MuSK MG. We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. Although we may seek orphan drug designation for other product candidates, we may never receive such designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known..

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

Risks Related to Data and Privacy

*Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

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

The GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States and other jurisdictions that have not been deemed to offer “adequate” privacy protections. The Privacy Shield program had been a valid mechanism for transfers of personal data to the United States. However, in July 2020, the Court of Justice of the EU, or the CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the Privacy Shield Framework, or the Privacy Shield, as a means for legitimating the transfer of personal data from the EU to the U.S., on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. We have in the past relied on various transfer safeguards, including the Privacy Shield, to legitimize data transfers from the EU to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, remain valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, and required businesses to assess whether supplementary measures that provide privacy protections additional to those provided under SCCs need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. In June 2021, the European Commission published new versions of the SCCs, which provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. The new SCCs must be used for relevant new data transfers from September 27, 2021; existing SCCs arrangements must be migrated to the new SCCs by December 27, 2022. Most recently, on March 25, 2022, EU Commission and the US White House announced that an agreement on Privacy Shield 2.0 has been reached and in October 2022, US President Joe Biden signed an Executive Order to implement the new framework. The new framework is designed to address the deficiencies that led to the invalidation of the original Privacy Shield. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

In addition to the requirements of the GDPR, European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. EU member states have a broad right to impose additional conditions—including restrictions—on the processing of sensitive data. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). Our current activities cause us to be subject to the GDPR and the German federal data privacy law and we are subject to the regulatory authority of German data protection authorities. As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.

Should we engage in a collaborative relationship or commence clinical trial activity within other member states of the European Union, such activity will be regulated by the GDPR as well as applicable member state laws. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities. We could be adversely affected if we fail to comply fully with all of these requirements. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects.

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

As of September 30, 2022, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 43% of our outstanding voting common stock, or 47% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. and Adage Capital Partners, LP hold an aggregate of 2,068,500 shares of our non-voting common stock pursuant to our amended and restated certificate of incorporation. At any time, upon written notice, these entities could convert a portion of these shares of non-voting common stock into up to an aggregate of 7% of our shares of common stock. Upon 61 days’ prior written notice, these entities could convert any or all of their respective shares of non-voting common stock into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

In addition, the stock market in general, and The Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation has often been instituted against companies, particularly in the biopharmaceutical and life sciences industries, following periods of volatility in the market price of a company’s securities. We have been subject to such a securities class action lawsuit filed in February 2022 and voluntarily dismissed by the plaintiff in October 2022, against certain of our officers and certain of our current and former directors, and may become subject to additional securities class action lawsuits in the future. See “Part II, Item 1. Legal Proceedings” for more information. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the date of completion of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

10.1*	Exclusive License Agreement, dated October 7, 2022, by and between the Registrant and Nanjing IASO Biotherapeutics Co., LTD.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: November 10, 2022	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)