Form 10-K
period 2022-12-31
Cabaletta Bio, Inc.
filed 2023-03-16
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $29 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2022.

The number of shares of registrant’s Common Stock outstanding as of March 10, 2023 was 31,340,989.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
We are reliant on intellectual property licensed to us by Penn and IASO, and termination of one of these license agreements would result in the loss of significant rights, which would have a material adverse effect on our business.
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
•
If we encounter difficulties enrolling patients in our DesCAARTesTM trial, our Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, or future clinical trials, including our planned clinical trial for CABA-201, these clinical development activities could be delayed or otherwise adversely affected.
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
•
Our product candidates are uniquely manufactured. If we, Penn, WuXi or any third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, our plans for clinical development of CABA-201, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, CABA-201, DSG3/1-CAART and PLA2R-CAART, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
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
•
the potential advantages of our proprietary Cabaletta Approach for B cell Ablation platform, called our CABATM platform, and our product candidates;
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
•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our MusCAARTesTM trial and our ongoing preclinical studies of CABA-201, DSG3/1-CAART, and PLA2R-CAART;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. The Cabaletta Approach to B cell Ablation, or our CABA™ platform, encompasses two strategies – chimeric antigen receptor T cells for autoimmunity, or CARTA, and our proprietary chimeric autoantibody receptor T cells, or CAART. We believe these two strategies, which comprise our CABA™ platform, have the potential to be applied across a broad range of autoimmune diseases.

The initiation or maintenance of many autoimmune diseases involves B lymphocytes, also called B cells, which create a type of protein called an antibody, which bind to pathogens, such as bacteria or viruses, or to foreign substances, such as toxins, to neutralize them. Additional B cell effects include releasing cytokines, presenting antigens to T cells, and co-stimulating other immune cells to eliminate the foreign pathogens or substances. When these B cell functions become misdirected to the healthy tissues or cells in the body, they can contribute to the initiation or maintenance of an autoimmune disease. Current treatment options for these autoimmune diseases are generally limited to corticosteroids and generalized immunosuppressants that offer only temporary disease suppression, may require chronic dosing, in-hospital administration, and are associated with potentially severe side effects. Optimal therapy would either reset the immune system or selectively eliminate only the disease-causing B cells, while sparing the normal protective B cells.

Our CABA™ platform encompasses two strategies that seek to address both of these potentially curative approaches for patients with autoimmune diseases. The CARTA strategy is designed to achieve transient depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells, which is designed to allow for the complete elimination of B cells that contribute to disease with subsequent repopulation by healthy naïve B cells, offering the potential for durable and complete clinical responses through an immune system reset without the need for chronic immunosuppression in patients with autoimmune diseases. The CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, causing the pathogenic B cells to engage with the CAAR T cells, mistaking them for a target antigen, and resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Academic clinical data published in Nature Medicine in September 2022 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following standard doses of lymphodepletion with fludarabine and cyclophosphamide induced clinical remission in 5 out of 5 patients with moderate to severe, refractory systemic lupus erythematosus, SLE, with up to 17 months of follow up in the first treated patient (Mackensen, Andreas, et al. "Anti-CD19 CAR T cell therapy for refractory systemic lupus erythematosus." Nature Medicine (2022): 1-9). Grade 1 cytokine release syndrome, or CRS, was observed in 3 out of 5 patients, and there was no observation of neurotoxicity of any grade. New naïve B cells repopulated within 2-5 months of CAR T infusion in all patients, with no evidence of recurrence of disease or autoantibodies following repopulation. In summary, the data suggest the potential to reset the immune system in these patients. Extending the observation of the potential of 4-1BB containing CD19-CAR T beyond SLE, in February 2023, a clinical case report was published in Lancet Rheumatology which reported that the same 4-1BB containing CD19-CAR T cell therapy was administered at the same dose following a similar preconditioning regimen with fludarabine and cyclophosphamide to a patient with anti-synthetase syndrome, which is a form of myositis (Müller, Fabian, et al. “CD19-targeted CAR T cells in refractory antisynthetase syndrome.” The Lancet (2023)). This patient experienced rapid, durable and profound decreases in muscle inflammation, improvement in muscle function and reduction of autoantibody titers as early as three months after therapy and lasting for at least six months following therapy with reconstitution of the B cell population occurring within the follow-up period. Grade 1 CRS and no immune effector cell-associated neurotoxicity, or ICANS, were reported.

CABA-201 was designed for use in autoimmune patients to closely replicate the design of the academic product that has produced the clinical data reported above. The fully human CD19 binder in CABA-201, which was exclusively licensed from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, was designed through screening of 100 billion antibody fragments to be a fully human equivalent of the murine FMC63 CD19 binder that was used in the Nature Medicine and Lancet Rheumatology papers referenced above. T cells expressing a 4-1BB-containing CAR with our fully human binder have been demonstrated to possess similar biologic activity in vitro and in vivo when compared to T cells expressing a 4-1BB-containing CAR utilizing the murine FMC63 CD19 binder employed in the academic studies (Dai, Zhenyu, et al. “Development and functional characterization of novel fully human anti‐CD19 chimeric antigen receptors for T‐cell therapy.” Journal of Cellular Physiology 236.8 (2021): 5832-5847). The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China, and IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. We believe CABA-201 may have the potential to transform treatment of autoimmune diseases with high unmet need through a potential immune system reset given the similarity of the overall design to the construct used in the Nature Medicine and Lancet Rheumatology studies specifically the similarities in the targeting domain as well as the use of the same 4-1BB costimulatory domain. Subject to the FDA review, we expect a potential IND clearance of CABA-201 in the first half of 2023, and initial clinical data by the first half of 2024.

In addition to a product candidate that we believe is specifically designed for use in autoimmune patients, we have established an exclusive translational research partnership with Dr. Georg Schett, who is a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity and the senior author on the Nature Medicine and Lancet Rheumatology papers cited above. The collaboration is designed to allow Dr. Schett to share his patient samples with us in order for us to generate translational data on his patients, which will be combined with real time clinical data to generate insights and a deeper understanding of the immunologic mechanisms of response from ongoing and continued clinical studies in multiple autoimmune diseases. With the addition of CABA-201 to our cell therapy pipeline as the lead product in our CARTA strategy, informed by confidential clinical and translational insights from this scientific collaboration, we believe we can potentially address a broad range of autoimmune diseases in which B cells have a role initiating or maintaining disease.

Within the CAART strategy, our initial therapeutic focus is on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. In January 2020, the United States Food and Drug Administration, or FDA, granted orphan drug designation to DSG3-CAART for the treatment of PV. In May 2020, DSG3-CAART received fast track designation from the FDA for improving healing of mucosal blisters in patients with mPV. DSG3-CAART is currently being evaluated in the Phase 1 DesCAARTesTM trial, which is currently enrolling patients. As recently presented at the 31st European Academy of Dermatology and Venereology (EADV) Congress in September 2022 and at the 29th European Society of Gene and Cell Therapy (ESGCT) Congress in October 2022, when administered as a monotherapy without combination therapy, we observed no dose-limiting toxicities through cohort A5, at up to a 7.5 billion DSG3-CAART cell dose. Though no clear trends in antibody levels or disease activity reduction were observed through cohort A5, one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. Based on the data observed from these cohorts, we announced that the combination sub-study, incorporating a pre-treatment combination regimen with IVIG and cyclophosphamide, would be prioritized to follow cohort A5. We anticipate reporting one month safety and persistence data from the combination sub-study in the first half of 2023, and six month clinical data from the combination sub-study by the first half of 2024.

Our second clinical product candidate, MuSK-CAART, is designed to treat a subset of patients with myasthenia gravis, or MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies of MuSK-CAART to the FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. In June 2022, we received a no objection letter from Health Canada, allowing us to initiate clinical trial activities in Canada. In October 2022, MuSK-CAART received orphan drug designation for the treatment of MuSK MG. We initiated the Phase 1 MusCAARTes™ trial in November 2022. We anticipate reporting six month clinical data from the combination cohort by the first half of 2024.

Our CAART pipeline also includes product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV and PLA2R-associated membranous nephropathy, or PLA2R MN, in addition to two undisclosed targets. DSG3/1-CAART, is being developed for mcPV, which affects both mucosal and skin surfaces and is caused by autoantibodies against DSG3 and desmoglein 1, or DSG1. PLA2R-CAART is being developed to treat patients with PLA2R-assoicated membranous nephropathy, an autoimmune disease that is typically caused by production of autoantibodies directed to phospholipase A2 receptor (PLA2R), a single-pass transmembrane protein expressed in the glomerulus of the kidney.

Our manufacturing strategy is comprised of three stages, designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners while migrating to contract manufacturing organization, or CMO, partnerships and ultimately aiming to achieve full manufacturing independence through establishment of our own manufacturing facilities and/or through a strategic partnership. Stage 1 leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. This stage included early development work, IND support and cell and vector product manufacturing for CABA-201 and DSG3-CAART. We believe these partnerships and use of these established facilities have allowed us to move efficiently and reliably into clinical trials, but will not be sufficient to support a commercial license. Stage 2, which is ongoing, is designed to engage partners who are positioned for manufacturing of vectors and cell processing at commercial grade and scale. In January 2021, we initiated a collaboration with WuXi Advanced Therapies, Inc. or WuXi, to serve as our cell processing manufacturing partner, and have completed enabling engineering runs in preparation for our MusCAARTesTM trial. In December 2021, we entered into a license and supply agreement with Oxford Biomedica (UK) Limited, or Oxford Biomedica, to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. Contingent on sufficient clinical evidence from our product candidates, we plan to advance the third stage of our manufacturing strategy which will include leasing, building, qualifying and operating our own manufacturing facility and/or establishing a strategic partnership to rapidly and reliably scale manufacturing leveraging the partner’s manufacturing expertise. We believe this additional stage will enable full control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Our Chief Executive Officer and our President, Science and Technology, have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

We plan to build upon our first mover advantage in the field of engineered T cell therapy for autoimmune diseases and further advance the discovery, development, and commercialization of our product candidate portfolio. Our preclinical, regulatory and clinical development experience have enabled the successful clearance of two cell therapy INDs for first-in-human studies in patients with autoimmune diseases within the routine review period. We have a track record of successful manufacturing and timely clinical trial execution, with robust capabilities in clinical operations and manufacturing in order to manage the complex logistics and to implement clinical trials of engineered T cell therapy in autoimmune diseases involving oncologists and medical specialists, such as dermatologists and neurologists, across a dozen sites in the United States, requiring coordination of multiple stakeholders across therapeutic areas. We believe this experience has the potential to be a significant operating advantage. Our scientific founders are leading experts in autoimmune diseases and CAR T technology, and we are led by an experienced team with demonstrated success in discovering, developing, manufacturing and evaluating novel cell therapy products in clinical trials. We have assembled a Scientific Advisory Board with relevant experience in discovery, clinical and regulatory science for autoimmunity and cell and gene therapy. In addition, we have partnered our discovery and initial development efforts with Penn, a pioneer in cell and gene therapy with a proven track record of expertise in the translational research, clinical development, and manufacturing of cell therapy products, in order to advance multiple product candidates in clinical trials along with continued progress with our preclinical product candidates.

Our History and Team

Our scientific co-founders, Aimee Payne, M.D., Ph.D., and Michael Milone, M.D., Ph.D., began partnering at Penn in 2013 to combine Dr. Payne’s expertise in B cell-mediated autoimmune diseases with Dr. Milone’s deep and experienced insights into the design and implementation of CAR T products. Dr. Payne is a worldwide leader in characterizing B cell-mediated autoantibody repertoires in PV and other autoimmune diseases. Dr. Milone is a renowned scientist in CAR T therapy and was a co-inventor of and a key driver in the preclinical discovery and development efforts that yielded Kymriah®, the first FDA-approved CAR T therapy for the treatment of B cell cancers. Dr. Payne’s laboratory surmised that by incorporating an antigen instead of an antibody fragment as the extracellular domain of the CAAR, specific pathogenic B cells could be targeted. This resulted in a collaboration between the two investigators to apply the scientific foundation of CAR T technology as it has been advanced by Drs. Payne and Milone in order to address B cell-mediated autoimmune diseases.

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

Our Chief Medical Officer, David Chang, M.D. was the late-stage clinical development leader of the only two drugs approved for SLE in the United States in over 60 years, belimumab, or Benlysta, and anifrolumab, or Sapnelo, through his roles at GlaxoSmithKline plc and AstraZeneca Pharmaceuticals LP prior to joining the team at Cabaletta Bio. Dr. Chang completed his fellowship in Rheumatology and was a faculty member in the Division of Rheumatology at the Perelman School of Medicine at the University of Pennsylvania prior to his transition to the biopharmaceutical industry.

Over the past five years, Cabaletta has implemented two clinical-stage CAART cell therapy programs in autoimmunity, which have required collaborations between specialists in current therapeutic areas of interest – dermatologists and neurologists – and oncologists who are responsible for administering the cell therapy at each site. Given our track record of timely clinical trial implementation with CAART cell therapy in autoimmune diseases over the past five years at a dozen sites across the United States, we believe that our team’s successful management of the complicated planning and logistics involved with implementation of these clinical trials has the potential to be an operating advantage. The safety data from the Phase 1 DesCAARTes™ trial, evaluating DSG3-CAART, the lead CAART candidate, has been encouraging in patients at doses up to 7.5 billion cells. Based on emerging translational data, combination strategies to increase DSG3-CAART activity are being evaluated. The next CAART candidate, MuSK-CAART for patients with MuSK-associated myasthenia gravis, is being evaluated in the recently initiated Phase 1 MusCAARTesTM trial and has benefitted from our deep understanding of cell therapy in autoimmunity through application of our learnings to the trial design, including a higher starting cell dose delivered as a single infusion, smaller patient cohorts and earlier implementation of combination strategies. Our robust clinical execution is demonstrated through our positive regulatory interactions since 2018, with two IND applications cleared within the routine 30-day period, implementation of multiple clinical trial protocol modifications, two Fast Track Designations and two Orphan Drug Designations granted to pipeline candidates, as well as our successful manufacturing of our novel cell therapy product candidates with academic and industry partners.

As we have established our position in the field of autoimmunity, we continue to evaluate novel approaches that have the potential to cure autoimmune diseases. We were encouraged to see the results generated in an academic clinical study published in Nature Medicine in September 2022, showing the potential for CD19-CAR T to transform the course of systemic lupus erythematosus (SLE). In five patients with SLE, one-time treatment with a 4-1BB-containing CD19-CAR T cell therapy induced deep and durable clinical responses in all five patients within three months after treatment, with favorable tolerability. Healthy B cells repopulated in all patients within five months of treatment, and responses remained durable off SLE-associated medications for up to 17 months of follow-up. These findings demonstrate the potential for CD19-CAR T to “reset the immune system,” eliminating the cause of autoimmune disease with restoration of the healthy immune system.

Building on these results, we announced in October 2022 the development of CABA-201, a 4-1BB-containing CD19-CAR T investigational therapy, for the treatment of severe autoimmune diseases. The product has been designed to be highly similar to the construct used by Dr. Schett in the Nature Medicine paper. We are employing a fully human CD19 binder that has high similarity, including similar binding activity, to the construct employed in the academic study. Our exclusive translational research partnership with Dr. Schett, involves our robust translational research laboratory combined with confidential sharing of his unpublished clinical data to generate early and actionable insights from his trials that are informing our clinical development strategy and plans.

Accelerated by our team’s deep expertise in cell therapy, robust clinical experience in autoimmunity, and demonstrated track record of strong execution, we are uniquely positioned to advance CD19-targeting strategies to further our mission to develop therapies that deliver deep, durable and potentially curative responses for patients with autoimmune diseases.

Our Research and Manufacturing Collaboration with Penn

Our CABA™ platform has already produced multiple product candidates through our sponsored research agreements, or SRAs, with Penn for the laboratories of our scientific co-founders, Drs. Payne and Milone. Our continuing relationship with our scientific co-founders provides important advice and insights to us. Our contractual relationship with Penn through ongoing licensing and research arrangements also provides important services around manufacturing supply.

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

Our ongoing collaboration with Penn is also based on a Master Translational Research Services Agreement, or the Services Agreement, that we entered into in October 2018, along with multiple additional agreements under the Services Agreement to engage and partner in individual Penn entities, including cell product manufacturing, correlative research, vector manufacturing, clinical trial operations and protocol development. In addition to the Services Agreement, we have agreements in place with various functional areas and centers that provide additional resources to Penn as well as contractual commitments from Penn with the goal of providing the capacity to manufacture certain of our product candidates. Penn has also agreed to manufacture vector product for use in our clinical trials. Penn’s obligations are subject to certain limitations and termination rights. See “—Our Material Agreements—Master Translational Research Services Agreement with Penn”.

We believe Penn is uniquely suited to be our partner in our efforts to develop product candidates leveraging our CAR T and CAAR T technology based on a decade of experience, including manufacturing and clinical support for approximately a dozen active cell therapy clinical trials. The original manufacturing process for the first FDA-approved CAR T therapy was developed at Penn before being transferred to Novartis Pharmaceuticals Corporation during late-stage clinical trials. We are leveraging Penn’s experience, validated standard operating procedures, manufacturing facilities and staffing to accelerate development efforts for our lead product candidate.

Our Strategy

Our goal is to build upon our expertise in engineered T cell therapies for autoimmune diseases enhanced by our exclusive translational research partnership with Dr. Georg Schett to accelerate the discovery, development and commercialization of our product candidates. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from a broad range of autoimmune diseases with B cell involvement. To achieve this goal, key elements of our strategy include:

•
Achieving clinical proof-of-concept for our lead product candidate, CABA-201, across multiple autoimmune diseases where B cells are involved. Academic clinical data published in Nature Medicine in September 2022 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with fludarabine and cyclophosphamide induced a clinical remission in 5 out of 5 patients with moderate to severe, refractory SLE, with up to 17 months of follow up. In addition, in February 2023, a case report was published in Lancet Rheumatology which demonstrated that the same CD19-CAR T cell therapy at the same dose with a 4-1BB co-stimulatory domain was administered following a similar preconditioning regimen with fludarabine and cyclophosphamide to a patient with anti-synthetase syndrome, which is a form of myositis. This patient experienced profound and rapid reductions in muscle inflammation, improvement in muscle function and reduction of autoantibody titers for up to six months following therapy with reconstitution of the B cell population occurring within the follow-up period. Our exclusive translational partnership with Dr. Schett, the lead investigator of the study, is focused on generation of additional translational data to gain a deeper understanding of the immunologic mechanisms of response and clinical insights from ongoing and continued clinical studies in multiple autoimmune disease indications. Due to the high level of similarity between CABA-201 and the construct used in these studies, we believe CABA-201 may have the potential to transform the treatment of autoimmune diseases.

•
Leveraging our cellular therapy knowledge and experience in addition to development efficiencies gained through our longstanding Penn collaboration to rapidly build fully integrated internal infrastructure. We have differentiated expertise that we believe is uniquely suited to the continued buildout of our CABA™ platform, focused on autoimmune diseases. Our management team has expertise in conducting complex, interdisciplinary autoimmune-focused cell therapy clinical trials with a track record of positive regulatory interactions to support cell therapies in autoimmune diseases since 2018. We have had two INDs for autoimmune cell therapies cleared within the routine 30-day period with fast-track designations granted for each product candidate. In addition, we have a successful track record of manufacturing novel cell therapy product candidates with academic and industry partners. Not only does our team possesses significant experience in the manufacturing of cell therapy product candidates, but our partnership with Penn allows us to utilize their existing infrastructure, which has accelerated our early development activities. In parallel, we continue to build out our internal capabilities while developing and continuing to implement a path to manufacturing independence, with established partnerships to provide vector and cell processing capabilities at commercial grade and scale.
•
Continuing execution of the DesCAARTes™ trial to achieve clinical proof-of-concept for DSG3-CAART when administered in a combination regimen or at very high doses for the CAART strategy, and leverage insights and learnings to advance additional product candidates. We believe our Phase 1 clinical trial evaluating DSG3-CAART for the treatment of mPV represents an optimal first opportunity to establish initial clinical proof-of-concept for the CAART strategy in our CABA™ platform. We intend to continue to apply our proprietary learnings from DSG3-CAART, including scientific and regulatory strategies, to most effectively advance these additional opportunities with both the CAART and CARTA product candidates.
•
Expanding upon our established IP position and first mover advantage in CAAR T therapy targeted towards B cell-mediated autoimmune diseases. We are focused on protecting our intellectual property as we continue to pursue the development of future product candidates. We believe U.S. patent 10,301,370, relating to our initial CAAR constructs, is the first patent covering cells engineered to express the known pathogenic epitopes recognized by DSG3 and DSG1 autoantibodies. We have supplemented this initial U.S. patent with additional U.S. patents relating to our DSG3- and DSG1-CAAR constructs, which cover the constructs themselves, nucleic acids encoding these constructs, and methods of treatment using the same. We are working to expand our existing patent protection with additional patent filings. The design of a broadly effective CAAR requires a deep understanding of the location of immunogenic epitopes targeted by autoantibodies, a competency that we believe we are uniquely positioned to utilize in product candidate development. We believe there is a particularly high value to the first mover advantage including, but not limited to, experience in discovery, preclinical development, regulatory efforts, intellectual property and insights from clinical trials that can be translated across programs.

B Cells in Autoimmune Diseases: Overview and Current Treatment Paradigm

The body’s immune system, which is designed to protect the body from infection and cancer, includes B cells and T cells. In addition to producing antibodies against antigens that the body perceives as foreign, B cells are responsible for producing inflammatory cytokines, co-stimulating other immune cells, and presenting antigen to T cells to enable cell-mediated immunity. Autoimmune disease occurs when the immune response becomes mistakenly targeted to healthy tissues and cells, and B cells can contribute to the incitement and/or maintenance of these processes through their varied immune mechanisms. In the case of B cell-mediated autoimmune diseases, B cells are responsible for driving disease through production of autoantibodies, or antibodies against the ‘self,’ that lead to disease. While these autoantibodies are the major effectors of B cell-mediated autoimmune diseases, the underlying root cause of disease is the defective B cells that mistakenly differentiate into autoantibody-secreting cells. These pathogenic B cells express autoantibodies on their surface with the same antigen specificity as the circulating pathogenic autoantibodies, which can be used to distinguish them from the healthy B cell population, as shown in the figure below.

Thomas G. Forsthuber, et al. “B cell-based therapies in CNS autoimmunity: differentiating CD19 and CD20 as therapeutic targets.” Therapeutic Advances in Neurological Disorders (2018): Vol 11: 1-13

Antibodies are B cell receptors that drive B cell maturation. CD19 serves as a B cell marker from the pro B cell phase until differentiation to plasma cells, while CD20 is a surface marker expressed in a narrower range of the B cell maturation process. CABA-201 is directed to the CD19 B cell marker. CAAR T product candidates are designed to eliminate antigen specific B cells in each targeted disease, preventing their further development to antibody secreting plasma cells. IgM: immunoglobulin M; IgD: immunoglobulin D; IgA: immunoglobulin A; sIg: surface immunoglobulin, representing the autoantibody on the B cell surface.

Current treatment options for autoimmune diseases involve generalized immune suppression, achieved through corticosteroids, immunosuppressive medications and biologics. Most commonly, corticosteroids are used on both a chronic and acute basis to control disease and act via a variety of mechanisms to control or downregulate multiple inflammatory pathways. In many cases, systemic immunosuppressive medications often used in chemotherapy such as mycophenolate, azathioprine and methotrexate, are added in an effort to minimize symptoms and manage the expected recurrences in patients. Biologic therapies have emerged as a new class of therapies and have a variety of targets including cytokines, B cells, and co-stimulation molecules. Currently existing treatment options target parts of the immune system in addition to disease-causing B cells, and in general require chronic administration to reduce recurrence rates. We believe the ideal therapy in autoimmune diseases would completely and specifically eliminate the pathogenic B cells while sparing the immune cells that protect against infection, without requiring chronic administration.

Our Approach

Our CABA™ platform encompasses two strategies. The CARTA (chimeric antigen receptor T cells for autoimmunity) strategy is designed to achieve transient depletion of all B cells following a single infusion, allowing for the elimination disease-causing B cells and subsequent repopulation by healthy B cells, providing potentially meaningful clinical responses to patients without long-term immunosuppression. The CAART (chimeric autoantibody T cells) strategy is designed to engineer T cells to express CAARs that selectively engage and eliminate pathogenic B cells. Our CAARs build upon the scientific foundation of CARs, differing primarily in the use of the antigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells. This allows these pathogenic B cells to engage with the CAAR T cells instead of benign antigens, resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases.

Our CARTA Strategy

Engineered T cell therapy is a type of immunotherapy in which human T cells are genetically modified to express specific receptors, enabling the T cells to recognize and eliminate pathogenic cells. A key application of engineered cell therapy involves the use of CARs, which are engineered molecules that enable T cells to identify specific antigens present on the surface of diseased cells. When expressed on the patient’s T cells, the CAR directs the T cells to kill cells that express a particular antigen. CAR T technology has been used to develop treatments for B cell cancers, which have led to regulatory approvals for certain types of leukemias and lymphomas. In these B cell cancers, CAR T therapy has resulted in complete remission of disease in many patients, even in patients with severe, refractory cancer.

Academic clinical data published in Nature Medicine in September 2022 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with standard doses of fludarabine and cyclophosphamide induced clinical remission in 5 out of 5 patients with moderate to severe, refractory SLE, with up to 17 months of follow up in the first treated patient. Grade 1 CRS was observed in 3 out of 5 patients, and there was no observation of neurotoxicity of any grade. New naïve B cells repopulated within 2-5 months of CAR T infusion in all patients, with no evidence of recurrence of disease or autoantibodies following repopulation. In summary, the data suggest the potential for a reset of the immune system in these patients.

Our licensed fully human CD19 binder has been designed to be highly similar to the construct used in the Nature Medicine paper. The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China, where IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. The activity of T cells expressing a 4-1BB-containing CAR with our binder was evaluated against T cells expressing a 4-1BB-containing CAR utilizing the CD19 binder employed in the Nature Medicine study cited above, FMC63-CART, as a benchmark. Compared to FMC63-CART, CABA-201 exhibited comparable biologic activity in vitro and in vivo.(Dai, Zhenyu, et al). Given its similarity to the CD19-CAR T construct employed in the trial conducted by Dr.

Georg Schett and his colleagues, including incorporation of a 4-1BB co-stimulatory domain, we believe the data inform the dosing of CABA-201, which may have the potential to transform treatment of autoimmune diseases with high unmet need.

Our CAART Strategy

Our CAART strategy builds upon the scientific foundation of CARs to enable targeted B cell elimination in an autoimmune setting, which may lead to complete and durable remission of disease while sparing all other B cell populations that can provide beneficial immunity from infection. The co-stimulatory domain and the signaling domain of both a CAR T cell and CAAR T cell carry out the same activation and cytotoxic functions once the engineered cell therapy engages its relevant target expressed on a B cell. CAAR T cells differ from CAR T cells primarily in their extracellular targeting domain. Rather than containing an antibody fragment, the CAAR domain incorporates the relevant components of the autoantigen that is subject to attack in a certain autoimmune disease.

The current standard of care for B cell-mediated autoimmune disease often provides limited and transient therapeutic benefit while also weakening the humoral immune system. We believe our CAAR T cells have the potential to eliminate the reactive, antibody-producing B cells that are ultimately responsible for disease through precise targeting of cells that contain autoantibodies on their surface, while sparing normal B cells. As a result, we believe CAAR T cell therapy used in B cell-mediated autoimmune disease has the potential for durable elimination of pathogenic B cells and an associated elimination of clinical recurrences with an improved adverse event, or tolerability, profile relative to the current standard of care. Additionally, because self-reactive B cells make up only 0.01% to 1% of the normal B cell population, we believe the risk of on-target toxicity may be reduced compared to systemically immunosuppressive medications that non-specifically weaken the immune system.

Pipeline

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. Our CABA™ platform encompasses two approaches – CARTA and CAART. Our current product candidate pipeline is illustrated below.

Two additional undisclosed disease targets, currently in discovery stage, and part of our pipeline portfolio through our Sponsored Research Agreement with Penn are not shown. We have discontinued work on the FVIII product candidate. This decision is due to the prioritization of other product candidates.

Our Product Candidates

CABA-201 for multiple autoimmune indications

Our lead product candidate for the CARTA strategy, CABA-201, is designed to achieve transient depletion of all CD19-positive B cells following a single infusion, allowing for the elimination disease-causing B cells with subsequent repopulation by naïve healthy B cells, providing potentially meaningful clinical responses to patients without long-term immunosuppression. Through immune system reset, we believe CABA-201 has the potential to transform the treatment in a broad range of autoimmune diseases.

CABA-201 is comprised of a fully-human anti-CD19 binder, which is the extracellular targeting domain. In addition, it contains a 4-1BB costimulatory domain and a CD3-zeta signaling domain, as shown in the figure below:

Image showing the design of CABA-201, with a fully human anti-CD19 binder, the 4-1BB costimulatory domain and the CD3-Zeta signaling domain. The costimulatory and signaling domain are identical to the construct used in the academic clinical studies published in Nature Medicine and Lancet Rheumatology that were evaluated in SLE and myositis, respectively.

Academic clinical data published in Nature Medicine in September 2022 demonstrate that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with fludarabine and cyclophosphamide induced a clinical remission in 5 out of 5 patients with moderate to severe, refractory SLE, with up to 17 months of follow up. (Mackensen, Andreas, et al). Grade 1 CRS was observed in 3 out of 5 patients, and there was no observation of neurotoxicity of any grade. Naïve immature B cells repopulated within 2-5 months of CAR T infusion in all patients, with no evidence of recurrence of disease or autoantibodies following repopulation. In addition, in February 2023, a case report was published in Lancet Rheumatology which demonstrated that the same CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain at the same dose was administered following a similar preconditioning regimen with fludarabine and cyclophosphamide to a patient with anti-synthetase syndrome, which is a form of myositis. This patient experienced profound decreases in muscle inflammation, improvement in muscle function and reduction of autoantibody titers six months following therapy with reconstitution of the B cell population occurring within the follow-up period. Grade 1 CRS and no ICANS were reported.

Our licensed fully human CD19 binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China, where IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. The activity of T cells expressing a 4-1BB-containing CAR with our binder was evaluated against T cells expressing a 4-1BB containing CAR utilizing the CD19 binder employed in the Nature Medicine study cited above, FMC63-CART, as a benchmark. Compared to FMC63-CART, CABA-201 exhibits comparable biologic activity in vitro and in vivo, as shown in the figure below. (Dai, Zhenyu, et al).

In vitro (top) and in vivo (bottom) data illustrating the binding affinity and body weight effects of a CD19-CAR T with the FMC63 binder vs. the binder utilized in CABA-201 (clone 78). Binding affinities and body weight impact are most similar between the FMC63 binder and Clone 78, which is the binder in CABA-201.

Given its structural and functional similarity to the CD19-CAR T construct employed in the academic clinical study published in Nature Medicine, including incorporation of a 4-1BB co-stimulatory domain, we believe CABA-201 may have the potential to reset the immune system and transform treatment of autoimmune diseases with high unmet need.

DSG3-CAART for Mucosal PV

Our lead product candidate for the CAART strategy, DSG3-CAART, is a CAAR T cell therapy expressing DSG3 as the extracellular domain of a chimeric immunoreceptor, and is designed to enable specific cytotoxicity toward B cells autoreactive to DSG3. We believe this strategy has the potential to directly eliminate the disease-causing cells in mPV, which may lead to lasting clinical remission without damage to the healthy immune system.

Disease Background

PV is a potentially fatal, chronic autoimmune disease characterized by acantholysis, which is the loss of adhesion between cells of the skin or mucous membranes. Desmosomes are a collection of proteins that provide the structure for epithelial cells to connect with each other. PV results when specific pathogenic autoantibodies disrupt desmosomes by targeting DSG3 and/or DSG1, which are proteins that are part of the desmosomes. These autoantibodies cause the upper layer of the epidermis to split away from its base resulting in characteristic erosions and blisters. Widespread damage to the skin and mucous membranes increases susceptibility to life-threatening systemic infections. PV has two major subtypes: (1) mPV, which is caused by DSG3 autoantibodies and affects the mucous membranes; and (2) mcPV, which is caused by DSG3 and DSG1 autoantibodies, affecting both the mucous membranes and the skin. PV affects 11,000-19,000 prevalent patients in the United States, of which approximately 25% have mPV and 75% have mcPV.

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

B cell depletion with rituximab was approved by the FDA for the treatment of PV in 2018 and is playing an increasing role as part of the standard of care because it has proven to be one of the more effective therapies for PV. Despite its recent approval for use as a therapy with corticosteroids in PV, rituximab has several limitations in terms of efficacy, safety, and convenience. Rituximab treatment frequently results in relapse, which is reduced but still occurs despite chronic treatment every six months in PV. It does not specifically target the pathogenic B cells, but rather it depletes all CD20-expressing B cells, which leads to an ongoing risk of severe infection and death. As such, there remains not only an unmet medical need in PV, but also a need for safer therapies that can provide a reliable, durable, and complete remission without long-term immunosuppression.

Preclinical & Clinical Development Plan

A variety of in vitro and in vivo studies were conducted to evaluate DSG3-CAART from a preclinical activity and toxicity perspective and to support the IND for DSG3-CAART. The FDA cleared our IND for a Phase 1 trial of DSG3-CAART in September 2019. The FDA granted DSG3-CAART orphan drug designation for the treatment of PV in January 2020 and fast track designation for improving healing of mucosal blisters in patients with mPV in May 2020. We announced that the first patient was dosed in the DesCAARTesTM trial in December 2020, and enrollment is currently ongoing.

The DesCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of DSG3-CAART in the treatment of subjects with active mPV. We expect that the Phase 1 trial will have three parts and a combination sub-study:

•
Part A: Fractionated dose escalation
•
Combination Sub-study: Fractionated dose administered following pre-treatment with IVIG and cyclophosphamide
•
Part B: Fractionation reduction at the selected dose
•
Part C: Expansion phase at the selected dose and administration scheme

In Part A, the split dose uses dose fractionation to accommodate a low number of cells in the first infusion while still advancing the dose within the cohort up to 7.5 billion DSG3-CAART cells. In the combination sub-study, a dose of 2.5 billion DSG3-CAART cells is administered in combination with IVIG and cyclophosphamide pre-treatment. In Part B, the dose selected from Part A will be delivered in a decreased number of dose fractionations to determine the dose fractionation strategy. In Part C, subjects will be enrolled at the dose and fractionation, as determined in Part A and B, to generate additional safety and outcome data to support the rationale for and design of future clinical trials.

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

In December 2021, we reported top-line biologic activity data for the first two low dose cohorts, where no clear evidence of biologic activity was observed at doses that represented less than 2% of the current planned maximum dose in the trial, as well as the continued absence of any dose-limited toxicities, or DLTs, or clinically relevant adverse events. Furthermore, we announced the addition of a planned fifth cohort to receive a higher dose with a more consolidated dosing regimen. In May 2022, abstracts for our posters presented on May 17, 2022 at the American Society of Gene & Cell Therapy 25th Annual Meeting (ASGCT) were made available publicly, which summarized clinical and translational data from the first three cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events within three months of DSG3-CAART infusion. The observed dose-dependent increase in persistence indicated that DSG3-CAART cells were not eliminated by soluble anti-DSG3 antibodies. Peak persistence in cohort A4 was at the lower end of the range observed with CAR T therapy in B cell cancers; however, the range of persistence observed with CD19-CART therapy in oncology has not been confirmed to be necessary or sufficient for clinical response in patients with mPV. In August 2022, we announced that two additional dose cohorts are planned after cohort A5: A6m (multi-dose regimen at 10 to 15 billion cells) and a combination cohort (2.5 billion cells in addition to patient pre-treatment with intravenous immunoglobulin (IVIG) and cyclophosphamide). We also announced that the A5e cohort (enhanced manufacturing process at 5.0 to 7.5 billion cells) was no longer planned to occur immediately after cohort A5. In September 2022, we presented updated clinical and translational data through six months of follow-up in cohorts A1 through A4 as well as 28-day safety data and DSG3-CAART persistence data through day 29 for cohorts A1 through A5 from the DesCAARTesTM trial at the 31st European Academy of Dermatology and Venereology (EADV) Congress. In October 2022, we presented additional clinical and translational data on those cohorts at the 29th European Society of Gene and Cell Therapy (ESGCT) Congress. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A5, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. Based on the data observed from these cohorts, we announced that the combination sub-study would be prioritized to follow cohort A5.

DSG3/1-CAART for mcPV

Disease Background

Our next PV product candidate, DSG3/1-CAART, is being designed to target DSG3 and/or DSG1 autoreactive B cell receptors on pathogenic B cells that cause mcPV. mcPV is the most severe and most common subtype of PV and affects approximately 75% of PV patients. While mPV is caused by DSG3 autoantibodies, mcPV involves autoantibodies to both DSG3 and DSG1, resulting in the additional involvement of skin erosion and blistering. Similar to mPV, mcPV is typically treated with immune suppression, which has a high rate of relapse and potential for hospitalizations and fatal infections.

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

Preclinical & Clinical Development Plan

From a regulatory and clinical trial design perspective, we anticipate that many of the elements incorporated into the DesCAARTesTM trial will carry over to DSG3/1-CAART, including trial design features as well as site selection. We believe that, because mcPV is the most prevalent subset of PV and the patients are generally followed by the same subspecialists, it will allow for a wider patient pool eligible for a clinical trial.

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

Disease Background

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

Preclinical & Clinical Development Plan

Data from the in vitro and in vivo studies used to support the IND for MuSK-CAART were recently published in Nature Biotechnology, which showed preclinical data demonstrating that MuSK-CAART had similar efficacy as CD19-CAR T cells for depletion of MuSK-specific B cells and retained cytolytic activity in the presence of soluble anti-MuSK antibodies. These data contributed to the Company’s IND application for the recently initiated Phase 1 MusCAARTes™ clinical study of MuSK-CAART (Oh, S., Mao, X., Manfredo-Vieira, S. et al. Precision targeting of autoantigen-specific B cells in muscle-specific tyrosine kinase myasthenia gravis with chimeric autoantibody receptor T cells. Nat Biotechnol (2023)). In the fourth quarter of 2021, we submitted an IND to the FDA for MuSK-CAART, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We initiated the MusCAARTesTM trial in November 2022.

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

•
Part A: Dose escalation
•
Part B: Expansion phase at the selected dose

In Part A, the dose will initially begin at 500 million MuSK-CAART cells with plans to escalate up to 7.5 billion MuSK-CAART cells in three dose cohorts. Cohort A2 is planned at 2.5 billion MuSK-CAART cells, cohort A3 is planned at 7.5 billion MuSK-CAART cells and cohort A4 is planned at 2.5 billion MuSK-CAART cells in combination with cyclophosphamide pre-treatment. Cohorts A3 and A4 will be enrolled concurrently, subject to cohort A2 being well-tolerated with a preference for enrollment into A4. We plan to enroll at least two patients per cohort and plan to dose a total of 6 subjects at the selected dose for Part A. In Part B, subjects will be enrolled at the dose determined in Part A to generate additional safety and outcome data to support the rationale for and design of future clinical trials. We plan to enroll approximately 12 subjects in Part B.

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

Disease Background

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

Preclinical & Clinical Development Plan

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

Stage 2 of our plan is designed to engage partners who are qualified for manufacturing of vector at commercial grade and scale and cell therapy products. We are aware that changes in any manufacturing process or facility introduces regulatory and scientific risk to a development program, if the changes result in a product that is not comparable. We plan to mitigate these risks primarily in two ways:

•
By securing contract manufacturing organizations, or CMOs, as partners during Stage 2 of our manufacturing strategy early on for both vector and cell manufacturing. We plan to prioritize potential partners who are qualified to, and have an established track record of, the commercial production of vector and cell products. We believe this allows us to make one change in our supply partners during an early period of clinical development to facilitate in vitro comparability testing and clinical validation, prior to controlled clinical studies. As part of this strategy, in January 2021, we initiated a collaboration with WuXi to serve as our cell processing manufacturing partner for our MusCAARTesTM trial. Engineering runs confirming successful technology transfer of our manufacturing process have been completed in preparation for the MusCAARTesTM trial. In December 2021, we entered into a license and supply agreement with Oxford Biomedica to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate.
•
By licensing the cell manufacturing process used for our Phase 1 DSG3-CAART first-in-human study from Penn. This is allowing us the time to understand the process used in order to reduce the chance of changes that may impact comparability.

In addition to Stage 2, and contingent on sufficient clinical evidence from our planned clinical trials, we are further planning to pursue Stage 3 in manufacturing supply. During Stage 3, we plan to lease, build, qualify and run our own manufacturing facility, or establish a strategic partnership to leverage the partner’s manufacturing expertise. We believe this additional stage will enable full control of continuous improvement, product development and commercial supply for products arising from our CABA™ platform.

Vector Manufacturing

The lentiviral vector that we have used in the initial subjects in our DesCAARTesTM trial was manufactured at CHOP. The lentiviral vector that we plan to use in the initial subjects in our MusCAARTesTM trial, and for CABA-201, was manufactured at Penn. We have reserved additional vector manufacturing slots at Penn and CHOP, which we may use in our subsequent clinical trials. In parallel, we have engaged in development work with multiple CMOs to secure production slots for vector which may be used in our DSG3-CAART or subsequent clinical trials. In December 2021, we entered into a license and supply agreement with Oxford Biomedica to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.

Cell Manufacturing

We have entered into a collaboration with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn, to provide focused scientific, technical and regulatory support for CAAR T and CAR T cell manufacture. CVPF is accredited by the Foundation for the Accreditation of Cellular Therapy and is capable of and experienced at supporting manufacture for early-phase clinical trials of novel cell therapy products in first-in-man clinical trials. We expect to rely upon CVPF to provide initial Phase 1 clinical trial drug supply for CABA-201 and DSG3-CAART. Penn’s manufacturing process for DSG3-CAART is directly related to the process developed at Penn for early clinical trials of CART19, which subsequently became known commercially as Kymriah. The process was later transferred to Novartis Pharmaceuticals Corporation and further modified for the Kymriah program.

As we scale our manufacturing of DSG3-CAART and our other product candidates to meet our expected needs for further clinical trials, we may or may not rely on Penn, but we also expect to rely on CMOs and other third parties for the manufacturing and processing of our clinical trial materials. Any CMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR or CAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need. In January 2021, we initiated a collaboration with WuXi to serve as our cell processing manufacturing partner for our ongoing MusCAARTesTM trial, which collaboration was amended in August 2022.

Commercialization

Our aim is to become a fully integrated cellular therapy company focused on improving the lives of patients with autoimmune diseases. The product candidates from our CABA™ platform are designed to address autoimmune indications where there is a compelling opportunity to improve clinical outcomes in comparison with the current standard of care.

Our lead CARTA product candidate, CABA-201, is under development for autoimmune diseases with serious unmet medical need. Based on the differentiated expertise of Cabaletta’s team members and our years of experience in conducting cell therapy clinical trials in autoimmunity, we are focused on being the first company to launch a cell therapy product for patients with autoimmune diseases, while continuing to innovate on next-generation approaches and differentiation strategies to deliver an optimal product candidate profile. Our CAART product candidates are focused on rare disease populations where we believe there is potential to commercialize independently due to the concentration of treatment paradigms and limited but easily identified patient populations.

We aim to achieve full manufacturing independence through establishment of our own manufacturing facilities and/or through a strategic partnership. Our development and commercialization efforts will focus initially on the United States, with expansion to the European Union and Asia-Pacific geographies, potentially with the support of strategic partners.

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

There are multiple companies with marketed CAR T therapies for the treatment of hematologic cancers, including Novartis Pharmaceuticals Corporation, Gilead Sciences, Inc., Bristol Myers Squibb, Johnson and Johnson, Inc. and Legend Biotech Corporation. A subset of these companies along with other biopharmaceutical companies have announced CD19-targeting therapies in development for the treatment of autoimmune diseases. There are also a number of companies with leading autoimmune franchises but without disclosed cell therapy platforms who may become competitors.

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

Within the CAR T field we recognize that a subset of companies with an investment and expertise in CAR T cell development for oncology indications have announced they intend to leverage their technology in autoimmune disease-affected populations. We are aware of other pharmaceutical and biotechnology companies that are exploring CART-19 as well as other methods of engineering T cells, natural killer (NK) cells or bispecific antibodies for the treatment of autoimmune conditions.

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

As of March 1, 2023, our patent estate (all of which has been in-licensed) included five issued U.S. patents, two granted foreign patents, seven pending U.S. patent applications, and 50 pending foreign patent applications. See “—Our Material Agreements—IASO Agreement” and “—Our Material Agreements—Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.”

With regard to our CABA-201 product candidate, we have one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Hong Kong and Japan, which are directed to a CD19 specific chimeric antigen receptor and a CD19-specific antibody binding site. These patent applications, if issued, would be expected to expire in 2040. This patent family is owned by IASO and is exclusively licensed to us in the field of the license.

With regard to our DSG3-CAART and DSG3/1-CAART product candidates, we have five issued U.S. patents with claims directed to a CAAR containing an extracellular domain containing DSG3, DSG1 or fragments thereof, nucleic acids encoding the CAAR, genetically modified cells comprising the CAAR, and methods of treatment using the same. These patents are scheduled to expire between 2035 and 2037, without taking potential patent term extensions into account. We also have one pending U.S. patent application and counterpart patents granted in Europe and China, which are scheduled to expire in 2035, and patent applications pending in Canada, China, Europe and Hong Kong. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our MuSK-CAAR T cell product candidate, we have one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico and New Zealand, which if issued, would be expected to expire in 2039. We have one pending international patent application filed under the patent cooperation treaty. Any patents claiming priority to the international patent application would be expected to expire in 2042. These patent families are owned by Penn and exclusively licensed to us in the field of the license.

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

Our Material Agreements

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement (the IASO Agreement) with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice.

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

Sponsored Research Agreements with Penn

Dr. Michael Milone

In April 2018, we entered into a Sponsored Research Agreement with Penn for the laboratory of Dr. Milone, or the Milone SRA, pursuant to which we agreed to sponsor certain research related to the development of (i) T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance and (ii) a clinical grade microfluidic device designed for single step selection and activation of T cells from blood samples to be conducted in Dr. Milone’s laboratory at Penn. Under the Milone SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan. The Milone SRA expired in November 2022.

Dr. Aimee Payne

In April 2018, we entered into a Sponsored Research Agreement, or SRA, with Penn for the laboratory of Dr. Payne, or the Payne SRA, pursuant to which we agreed to sponsor certain research related to the development of T cell based immunotherapies for autoimmune and alloimmune antibodies of pathologic significance to be conducted in Dr. Payne’s laboratory at Penn. In May 2020, the Payne SRA was amended to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, this agreement was further amended to extend the term of the original research plan. In December 2021, we further amended the Payne SRA to extend the term and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. Unless earlier terminated, the Payne SRA will expire in December 2024. In December 2022, we signed a budget amendment for the Payne SRA. Under the Payne SRA, Penn granted us a perpetual, irrevocable, non-transferable, non-exclusive license to use all intellectual property resulting from the research sponsored by us for internal research purposes. In addition, Penn granted us an option to include, in exchange for a fee, any intellectual property resulting from the research sponsored by us that relates to CAAR T cell therapies for hemophilia, MG and/or pemphigus within the scope of the License Agreement. Penn also granted us an option to negotiate a license to all other intellectual property resulting from the research sponsored by us.

The total cost of the two SRAs was $12.6 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2022, the activities under the Payne and Milone SRAs have been completed and the full cost has been incurred.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.

Wuxi Agreement

In January 2021, we entered into an agreement with WuXi, or the Wuxi Agreement, to serve as our cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTes TM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. We have the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If we terminate the WuXi Agreement, we will be obligated to pay an early termination fee of up to $1,500.

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

Additionally, a product may be eligible for accelerated approval. An investigational drug may obtain accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been approved. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off- label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Further, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

For example, in 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•
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
•
imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;
•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expanded the entities eligible for discounts under the 340B Drug Discount Program;
•
imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, and
•
established a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
The American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
•
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain IND products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital Resources

As of December 31, 2022, we had 60 employees, 58 of whom were full-time and two who were part-time. Of those, 51 were engaged in research and development activities. All company employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
effectively competing with established and emerging therapies targeting the same indications as our product candidates;
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

Cellular therapies, including our engineered chimeric antigen receptor T cell, or CAR T, chimeric autoantibody receptor T cell, or CAAR T, product candidates, represent a novel approach to the treatment of autoimmune diseases, which creates significant challenges for us. Negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies are a novel approach and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. Cellular therapies remain novel in general, and there are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. Even if CAR T therapies and other cellular therapies are accepted by the public and medical community in the short term, long-term adverse events observed in these therapies may increase negative perception and regulatory scrutiny. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

We are developing a pipeline of CAR T and CAAR T product candidates that are intended for use in treating individuals with autoimmune diseases. Advancing these novel product candidates creates significant challenges for us, including:

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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the chimeric antigen receptor T, or CAR T, therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Additionally, adverse side effects caused by even one of our CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABATM platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

In addition, one of our current product candidates, DSG3/1-CAART, and certain of our future product candidates may require introducing large transgenes into T cells, and lentiviral vectors may have too limited a genome capacity to accomplish this process. We currently use lentiviral vector transduction for transgene delivery. However, lentiviral vectors have a limited genome capacity that restricts the size of the transgene that can be delivered using this vector system. For example, designing a lentiviral vector that will have sufficient capacity to introduce DSG3 CAAR and DSG1 CAAR together into T cells may not be possible. In addition to reducing lentiviral vector titers that may substantially increase the cost of gene transfer, it may be entirely unsuccessful, thus necessitating use of alternative strategies for transfer of these larger transgenes into T cells.

Further, the clinical study requirements of the FDA and other regulatory agencies and the criteria they use to determine the safety, potency and purity of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours is less clear, and can be more complex and consequently have higher development risk, be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the FDA for existing cell therapies treating B cell-mediated diseases, such as Kymriah (Novartis Pharmaceuticals Corporation) and Yescarta® (Gilead Sciences, Inc.) in oncology indications, may not be indicative of what the FDA may require for approval of our therapies in autoimmune indications. Approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR and MuSK CAAR and intend to screen future CAAR candidates not yet tested in patients through preclinical studies, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and did not observe any confirmed off target activity for MuSK-CAART. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are retreated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

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

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting B cell-mediated autoimmune diseases, including CABA-201, DSG3-CAART, MuSK-CAART, DSG3/1-CAART, PLA2R-CAART and others that may be selected from preclinical and discovery programs. Our product candidates are in the early stages of development and will require additional preclinical studies, clinical trials, regulatory review and licensure, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. There is no guarantee that we will be able to advance our product candidates through clinical development or obtain marketing approval for any of our product candidates. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, we did not use pre-infusion lymphodepletion or other preconditioning regimens in the initial dose escalation cohorts of our Phase 1 trial. However, based on emerging clinical and translational data, we have now implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent is administered in the DesCAARTesTM trial, and we continue to evaluate whether the use of a lymphodepleting or other preconditioning regimen is necessary for our other product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, our experience conducting clinical trials with our product candidates is limited. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we cannot be certain that the IND-enabling studies for our future product candidates will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit an IND for a future product candidate, the FDA may not clear the IND and allow us to begin clinical trials in a timely manner or at all. For example, we may not be able to obtain FDA clearance of our IND for CABA-201 during the first half of 2023. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and neurotoxicity, and adverse events have resulted in the death of patients. Similar adverse events could occur during treatment with our current or future CAR T or CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may cause the CAAR T cells to proliferate, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

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

In addition, we cannot guarantee that the FDA will interpret the results of any of our ongoing or planned clinical trials as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA to support a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Interim, topline or preliminary data from any preclinical studies or clinical trials that we conduct may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Our DesCAARTesTM trial and our MusCAARTesTM trial are both designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed clinical and translational data from the first four cohorts in the DesCAARTesTM trial where we reported no DLTs, serious adverse events or clinically relevant adverse events, within six months of DSG3-CAART infusion. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A4, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. DSG3-CAART persistence through day 29 in cohort A5 was similar to that observed in cohort A4 and through up to six months post CAART infusion, no clear pattern in antibody levels and disease activity was observed in the first three subjects at the cohort A5 dose. However, the trial is in its early stages and additional data from these initial cohorts, data from subsequent patients and data from patients at higher dosing levels or different dosing regimens, such as our combination sub-study, may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial and any additional expected Phase 1 clinical trials for each of our product candidates will be pilot dose escalation studies with a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial and our MusCAARTesTM trial is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial and our MusCAARTesTM trial, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART or MuSK-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial and our MusCAARTesTM trial, respectively.

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

Specifically, while rituximab is the first drug for the treatment of PV, the target indication for DSG3-CAART to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, and PLA2R-associated membranous nephropathy, or PLA2R MN. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond CABA-201, DSG3-CAART, MuSK-CAART, DSG3/1-CAART, and PLA2R-CAART. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of December 31, 2022, we had 58 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2022 and 2021, we recorded net losses of $53.0 million and $46.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $165.6 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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
•
establish a sales, marketing and distribution infrastructure to support the sales and marketing of any product candidates for which we may obtain marketing approvals; and
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our operations as a public company.

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through a Master Translational Research Services Agreement, or the Services Agreement, as well as certain research and development and general and administrative services through three sponsored research agreements. We also rely on Penn for access to key technologies for current manufacturing of DSG3-CAART. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on manufacturing services from WuXi through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our other product candidates, which include CABA-201, targeting undisclosed autoimmune disease(s), DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, and our research and development, preclinical studies and clinical trials for CABA-201, PLA2R-CAART and DSG3/1-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents and investments to be sufficient to fund our operations through the announcement of six month combination cohort data from the DesCAARTesTM and MusCAARTesTM clinical trials, as well as initial clinical data from the CABA-201 clinical trial, assuming the clearance of our CABA-201 IND by the FDA, we expect to require significant additional financing to complete these Phase 1 trials, and any future clinical trials of these and our other product candidates.

Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of December 31, 2022, we had $106.5 million of cash and cash equivalents and investments. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents and investments will be sufficient to fund our operations into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan automatically increased on January 1, 2023 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

A European Unified Patent Court (UPC) is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Competitors may infringe, misappropriate or otherwise violate patents, trademarks, copyrights or other intellectual property that we own or in-license. To counter infringement, misappropriation or other unauthorized use, we may be required to file claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived violators could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property, in addition to counterclaims asserting that the patents we in-license are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. In the U.S., grounds for a validity challenge in a court proceeding could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office.

Even if the validity of a patent is upheld during a court proceeding, there is a risk that the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that the patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving the patents we in-license could limit our ability to assert the patent we in-license against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

Changes in either the patent laws or the interpretation of the patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. When implemented, the Leahy-Smith Act included several significant changes to U.S. patent law that impacted how patent rights could be prosecuted, enforced and defended. In particular, the Leahy-Smith Act also included provisions that switched the United States from a “first-to-invent” system to a “first-to-file” system, allowed third-party submission of prior art to the USPTO during patent prosecution and set forth additional procedures to attack the validity of a patent by the USPTO administered post grant proceedings. Under a first-to-file system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO developed new regulations and procedures governing the administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. It remains unclear what impact, if any, the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of the patent applications we in-license and the enforcement or defense of the issued patents we in-license, all of which could have a material adverse effect on our business.

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial and MusCAARTesTM trial in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the CAAR T industry and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on these third parties, including Penn and WuXi, to conduct our manufacturing, and as a result, will have limited control over pace at which these activities are carried out. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with FDA’s GCPs which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties, including Penn, to supply raw materials and other important components and WuXi for certain key technologies that are used to manufacture our product candidates and intend in the future to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as our cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering runs. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

We currently rely upon Penn and commercial CMOs for our manufacturing needs, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are currently reliant upon Penn for our cell product manufacturing for DSG3-CAART and WuXi for MuSK-CAART. To support the scale up of manufacture and to support commercially compliant production, we will need to maintain (in the case of WuXi) or develop new relationships with commercially compliant and scalable suppliers, increase the scale of production, and demonstrate comparability of the material produced at these facilities to the material that was previously produced, if a facility change was made. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

We may plan to eventually establish our own manufacturing facility. While the addition of our own manufacturing facility would provide us with future flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some or all of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our CAR T and CAAR T cell immunotherapy product candidates is limited.

Further, we may not be able to achieve clinical manufacturing and cell processing through our CMOs or on our own on a timely basis. While our current manufacturing process is similar to the validated process developed at Penn for CD19 CAR T, or CART19, which was later commercialized, we have limited experience as an organization in managing the CAR T or CAAR T engineering process at commercial scale. Finally, because clinical manufacturing and cell processing is highly complex and patient donor material is inherently variable, we cannot be sure that the manufacturing processes employed by Penn, any CMO that we engage in the future, or by us at a manufacturing facility that we establish, will consistently result in T cells that will be safe and effective. Success in manufacturing in smaller early phase clinical trials may not predict the frequency of success at larger late phase clinical trials, or success at the commercial phase production.

Our product candidates are uniquely manufactured. If we, Penn or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel, and it has not yet been validated for commercial production. Among the complex processes used in the manufacture of our product candidates is the manufacture of the lentiviral delivery vector used to deliver the applicable CAR or CAAR gene into the T cells. For example, the manufacture of our product candidates includes harvesting white blood cells from each patient, stimulating certain T cells from the white blood cells and thereby causing them to activate and proliferate, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient’s body. Notably, the manufacture of both DSG3/1-CAART may be more challenging or require new gene delivery technology due to the need to deliver large transgenes for these programs, and vector delivery systems have size limitations. Because of these complexities, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies, and the manufacturing process is less reliable and is more difficult to reproduce. Furthermore, our manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to technical and logistics delays or failures due to the fact that each patient is an independent manufacturing lot, and also due to unique supply chain requirements. These include the collection of white blood cells from patients’ blood, variability in the quality of white blood cells collected from patients’ blood, cryopreservation of the white blood cells collected, packaging and shipment of frozen white blood cells to the manufacturing site in order to enable multi-site studies, procurement of lentiviral vectors that meet potency and purity requirements and shipment to the product candidate manufacturing site, shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, scheduling constraints for cell manufacturing slots, process contamination, equipment or reagent failure or supply shortage(s)/interruption(s), improper installation or operation of equipment, vendor or operator error, and inconsistency in cell growth. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes may result in the need to enroll additional patients or to conduct additional clinical studies to evaluate the impact of changes on product safety and efficacy. Penn has informed us that it will be unable provide clinical supply for any late-phase clinical trials of our product candidates that we may conduct. Therefore, we will need to enter into new agreements with CMOs to produce clinical supply of our product candidates for late-phase clinical trials. We cannot guarantee that we will be able to enter into such agreements on commercially acceptable terms, if at all. We will need to transfer the technology to manufacture our product candidates to these CMOs, and these CMOs may decide or be required to adopt different manufacturing protocols or processes, which may require us to amend any ongoing or proposed clinical trial protocols or perform additional preclinical studies to demonstrate the comparability of any such new manufacturing protocols or processes. We cannot provide any assurance that Penn will provide adequate support to efficiently and effectively transfer the technology or that disputes will not arise between us and Penn regarding the necessary scope of technology transfer, that the technology transfer will be successful, or that any CMO will be successful in producing our product candidates in sufficient quantities or of acceptable quality, if at all. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned clinical trials or other future clinical trials.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. We believe it is likely that the FDA will require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of B cell-mediated autoimmune diseases, we cannot accurately estimate the potential revenue from our product candidates. For more information, see “Business – Government Regulation – Pricing and Reimbursement, United States.”

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Government Regulation – Current and Future Legislation.”

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see “Business – Government Regulations – Other Healthcare Laws and Compliance Requirements.”

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

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”) and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million ((£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum (“IDTA”), which enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties

In the United States, there has been a flurry of activity at the state level. In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the scope of the CCPA.

Additionally, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and became effective on January 1, 2023. The CPRA imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA, as amended by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA, which became effective on January 1, 2023. The CDPA regulates how businesses collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CPDA but also contains additional requirements.

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA. The UCPA, which is largely based on Virginia’s CDPA, will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act (CTDPA) into laws. The CTDPA draws heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

Further, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Compliance with the above and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

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

It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers, suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies or breaches.

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

As of December 31, 2022, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 71% of our outstanding voting common stock, or 73% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. hold an aggregate of 1,860,759 shares of our non-voting common stock pursuant to our amended and restated certificate of incorporation. At any time, upon written notice, a portion of these shares of non-voting common stock could be converted into up to an aggregate of 6% of our shares of common stock. Upon 61 days’ prior written notice, any or all of the non-voting common stock could be converted into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than

10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. During the year ended December 31, 2021, we sold 4,792,562 shares pursuant to the ATM Program at an average price of $10.38 per share for net proceeds of $48.3 million, after deducting commissions of $1.4 million. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. In December 2022, we issued 126,815 shares of common stock at a price of $5.52 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses. In connection with this offering, our executive officers and directors entered into lock-up agreements, whereby they agreed to, among other things, subject to certain exceptions, not to offer, sell, assign, transfer, pledge, contract to sell, lend or otherwise dispose of or announce the intention to otherwise dispose of, any shares of common stock or securities convertible into or exercisable or exchangeable for common stock for a period of 90 days. At the expiration of such lock-up period, sales of a substantial number of shares of our common stock in the public market could occur, which could reduce the market price of our common stock

We have also filed registration statements on Form S-8 to register shares issued or reserved for issuance under our equity compensation plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of December 31, 2022, we had U.S. federal, state and local net operating loss carryforwards of $99.2 million, $101.4 million and $82.2 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses begin to expire in 2023. Approximately $98.9 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

General Risk Factors

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. We had a minimal amount of exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a vendor on which we are reliant could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any critical vendor bankruptcy or insolvency, or any breach or default by a critical vendor, or the loss of any significant vendor relationships, may have a material adverse impact on our business.

The ongoing COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. Although many activities have returned to normal, new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures in response to the emergence of new variants. The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others.

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

We could be subject to significant legal proceedings which may adversely affect our results of operations or financial condition.

We are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other proceedings, including proceedings arising from investor dissatisfaction with us or our performance or claims brought by employees, government agencies or supplies. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. In addition, if any individuals acting on our behalf fails to satisfy his or her relevant legal or contractual duties, we could have liability to third parties, including the government or investors. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, also may harm our reputation and adversely impact our ability to grow our business. Even if the allegations against us in future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and the litigation may subject us to substantial settlements, fines, penalties or judgments against us and may consume management’s bandwidth and attention, some or all of which may negatively impact our financial condition and results of operations. Litigation also may generate negative publicity, regardless of whether the allegations are valid, or we ultimately are liable, which could damage our reputation, and adversely impact our sales and our relationship with our employees, customers, and partners. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Stockholders

As of March 10, 2023, we had approximately 27 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved.]

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. The Cabaletta Approach to B cell Ablation, or our CABA™ platform, encompasses two strategies – chimeric antigen receptor T cells for autoimmunity, or CARTA, and our proprietary chimeric autoantibody receptor T cells, or CAART. We believe these two strategies, which comprise our CABA™ platform, have the potential to be applied across a broad range of autoimmune diseases.

The initiation or maintenance of many autoimmune diseases involves B lymphocytes, also called B cells, which create a type of protein called an antibody, which bind to pathogens, such as bacteria or viruses, or to foreign substances, such as toxins, to neutralize them. Additional B cell effects include releasing cytokines, presenting antigens to T cells, and co-stimulating other immune cells to eliminate the foreign pathogens or substances. When these B cell functions become misdirected to the healthy tissues or cells in the body, they can contribute to the initiation or maintenance of an autoimmune disease. Current treatment options for these autoimmune diseases are generally limited to corticosteroids and generalized immunosuppressants that offer only temporary disease suppression, may require chronic dosing, in-hospital administration, and are associated with potentially severe side effects. Optimal therapy would either reset the immune system or selectively eliminate only the disease-causing B cells, while sparing the normal protective B cells.

Our CABA™ platform encompasses two strategies that seek to address both of these potentially curative approaches for patients with autoimmune diseases. The CARTA strategy is designed to achieve transient depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells, which is designed to allow for the complete elimination of B cells that contribute to disease with subsequent repopulation by healthy naïve B cells, offering the potential for durable and complete clinical responses through an immune system reset without the need for chronic immunosuppression in patients with autoimmune diseases. The CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, causing the pathogenic B cells to engage with the CAAR T cells, mistaking them for a target antigen, and resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Academic clinical data published in Nature Medicine in September 2022 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following standard doses of lymphodepletion with fludarabine and cyclophosphamide induced clinical remission in 5 out of 5 patients with moderate to severe, refractory systemic lupus erythematosus, SLE, with up to 17 months of follow up in the first treated patient (Mackensen, Andreas, et al. "Anti-CD19 CAR T cell therapy for refractory systemic lupus erythematosus." Nature Medicine (2022): 1-9). Grade 1 cytokine release syndrome, or CRS, was observed in 3 out of 5 patients, and there was no observation of neurotoxicity of any grade. New naïve B cells repopulated within 2-5 months of CAR T infusion in all patients, with no evidence of recurrence of disease or autoantibodies following repopulation. In summary, the data suggest the potential to reset the immune system in these patients. Extending the observation of the potential of 4-1BB containing CD19-CAR T beyond SLE, in February 2023, a clinical case report was published in Lancet Rheumatology which reported that the same 4-1BB containing CD19-CAR T cell therapy was administered at the same dose following a similar preconditioning regimen with fludarabine and cyclophosphamide to a patient with anti-synthetase syndrome, which is a form of myositis (Müller, Fabian, et al. “CD19-targeted CAR T cells in refractory antisynthetase syndrome.” The Lancet (2023)). This patient experienced rapid, durable and profound decreases in muscle inflammation, improvement in muscle function and reduction of autoantibody titers as early as three months after therapy and lasting for at least six months following therapy with reconstitution of the B cell population occurring within the follow-up period. Grade 1 CRS and no immune effector cell-associated neurotoxicity, or ICANS, were reported.

CABA-201 was designed for use in autoimmune patients to closely replicate the design of the academic product that has produced the clinical data reported above. The fully human CD19 binder in CABA-201, which was exclusively licensed from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, was designed through screening of 100 billion antibody fragments to be a fully human equivalent of the murine FMC63 CD19 binder that was used in the Nature Medicine and Lancet Rheumatology papers referenced above. T cells expressing a 4-1BB-containing CAR with our fully human binder have been demonstrated to possess similar biologic activity in vitro and in vivo when compared to T cells expressing a 4-1BB-containing CAR utilizing the murine FMC63 CD19 binder employed in the academic studies. (Dai, Zhenyu, et al. “Development and functional characterization of novel fully human anti‐CD19 chimeric antigen receptors for T‐cell therapy.” Journal of Cellular Physiology 236.8 (2021): 5832-5847). The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China, and IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. We believe CABA-201 may have the potential to transform treatment of autoimmune diseases with high unmet need through a potential immune system reset given the similarity of the overall design to the construct used in the Nature Medicine and Lancet Rheumatology studies specifically the similarities in the targeting domain as well as the use of the same 4-1BB costimulatory domain. Subject to the FDA review, we expect a potential IND clearance of CABA-201 in the first half of 2023.

In addition to a product candidate that we believe is specifically designed for use in autoimmune patients, we have established an exclusive translational research partnership with Dr. Georg Schett, who is a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity and the senior author on the Nature Medicine and Lancet Rheumatology papers cited above. The collaboration is designed to allow Dr. Schett to share his patient samples with us in order for us to generate translational data on his patients, which will be combined with real time clinical data to generate insights and a deeper understanding of the immunologic mechanisms of response from ongoing and continued clinical studies in multiple autoimmune diseases. With the addition of CABA-201 to our cell therapy pipeline as the lead product in our CARTA strategy, informed by confidential clinical and translational insights from this scientific collaboration, we believe we can potentially address a broad range of autoimmune diseases in which B cells have a role initiating or maintaining disease.

Within the CAART strategy, our initial therapeutic focus is on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. In January 2020, the United States Food and Drug Administration, or FDA, granted orphan drug designation to DSG3-CAART for the treatment of PV. In May 2020, DSG3-CAART received fast track designation from the FDA for improving healing of mucosal blisters in patients with mPV. DSG3-CAART is currently being evaluated in the DesCAARTesTM trial, which is currently enrolling patients. As recently presented at the 31st European Academy of Dermatology and Venereology (EADV) Congress in September 2022 and at the 29th European Society of Gene and Cell Therapy (ESGCT) Congress in October 2022, when administered as a monotherapy without combination therapy, we observed no dose-limiting toxicities through cohort A5, at up to a 7.5 billion DSG3-CAART cell dose. Though no clear trends in antibody levels or disease activity reduction were observed through cohort A5, one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. Based on the data observed from these cohorts, we announced that the combination sub-study, incorporating a pre-treatment combination regimen with IVIG and cyclophosphamide, would be prioritized to follow cohort A5. We anticipate reporting one month safety and persistence data from the combination sub-study in the first half of 2023, and six month clinical data from the combination sub-study by the first half of 2024.

Our second clinical product candidate, MuSK-CAART, is designed to treat a subset of patients with myasthenia gravis, or MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. In the fourth quarter of 2021, we submitted an Investigational New Drug, or IND, application for the first-in-human studies of MuSK-CAART to the FDA, which became effective in January 2022. In February 2022, MuSK-CAART received fast track designation from the FDA for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. In June 2022, we received a no objection letter from Health Canada, allowing us to initiate clinical trial activities in Canada. In October 2022, MuSK-CAART received orphan drug designation for the treatment of MuSK MG. We initiated the

MusCAARTes™ trial in November 2022. We anticipate reporting six month clinical data from the combination cohort by the first half of 2024.

Our CAART pipeline also includes product candidates currently in discovery-stage or preclinical development for the treatment of mucocutaneous PV, or mcPV and PLA2R-associated membranous nephropathy, or PLA2R MN, in addition to two undisclosed targets. DSG3/1-CAART, is being developed for mcPV, which affects both mucosal and skin surfaces and is caused by autoantibodies against DSG3 and desmoglein 1, or DSG1. PLA2R-CAART is being developed to treat patients with PLA2R-assoicated membranous nephropathy, an autoimmune disease that is typically caused by production of autoantibodies directed to phospholipase A2 receptor (PLA2R), a single-pass transmembrane protein expressed in the glomerulus of the kidney.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. In December 2022, we raised $35.0 million, with net proceeds of $32.6 million from the sale of our common stock and pre-funded warrants to purchase shares of our common stock. As of December 31, 2022, we had $106.5 million in cash and cash equivalents and investments.

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement (the IASO Agreement) with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice.

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500.

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

Sponsored Research Agreements

We have sponsored research agreements, or SRAs, with Penn for the laboratories of Drs. Payne and Milone, who are also our scientific co-founders and members of our scientific advisory board. In May 2020, the agreement with Dr. Payne, or the Payne SRA, was expanded to include CAAR design and optimization efforts in three additional B cell-mediated autoimmune diseases. In August 2020, the Payne SRA was further amended to extend the term of the original research plan. In April 2021 and October 2021, the Milone SRA was amended to extend the term of the original research plan through November 2022. In December 2021, we further amended the Payne SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. In December 2022, we signed a budget amendment to the Payne SRA. The total estimated cost of the agreements is $12.6 million, which satisfies the $2.0 million annual obligation under the License Agreement. As of December 31, 2022, the activities under these agreements have been completed and the full cost has been incurred.

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

Results of Operations for the years ended December 31, 2022 and 2021

The following sets forth our results of operations:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$39,300	$32,494	$6,806
General and administrative	14,839	13,819	1,020
Total operating expenses	54,139	46,313	7,826
Loss from operations	(54,139)	(46,313)	(7,826)
Other income:
Interest income	1,164	24	1,140
Net loss	$(52,975)	$(46,289)	$(6,686)

Research and Development Expenses

Research and development expenses were $39.3 million for the year ended December 31, 2022 as compared to $32.5 million for the year ended December 31, 2021. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Sponsored research activities	$3,192	$3,021	$171
License of intellectual property	2,750	28	2,722
Manufacturing of preclinical and clinical supplies	6,119	7,390	(1,271)
Clinical trials	4,726	3,165	1,561
Personnel	13,800	10,604	3,196
Development services	8,190	7,933	257
Other	523	353	170
	$39,300	$32,494	$6,806

Specific changes in our research and development expenses year over year include a:

•
$3.2 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.6 million in stock-based compensation expense;
•
$2.7 million increase in licensing fees primarily due to the $2.5 million upfront payment made pursuant to the IASO Agreement;
•
$1.6 million increase in clinical trial costs for the DesCAARTesTM trial, including outsourced costs and investigator payments to clinical trial sites, and start-up costs for the MusCAARTesTM trial; partially offset by
•
$1.3 million decrease in manufacturing costs primarily due to timing of vector manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $14.8 million for the year ended December 31, 2022 as compared to $13.8 million for the year ended December 31, 2021. The increase of $1.0 million in our general and administrative expenses year over year includes:

•
$1.3 million of additional personnel costs primarily due to increased headcount in the current year, including an increase of $0.5 million in stock-based compensation expense; and
•
$0.5 million higher administrative costs, including legal, information technology and other administrative costs; partially offset by
•
$0.8 million lower director and officer insurance costs.

Other Income

Interest income has increased $1.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, as a result of increasing interest rates.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. In December 2022, we raised $35.0 million, with net proceeds of $32.6 million from the sale of our common stock and pre-funded warrants to purchase our common stock.

As of December 31, 2022, we had $106.5 million in cash and cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2022, we had an accumulated deficit of $165.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. In 2021, we sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million. No shares were sold pursuant to the ATM Program in 2022.

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of December 31, 2022, 271,739 pre-funded warrants had been exercised. An additional 1,811,594 pre-funded warrants were exercised subsequent to December 31, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,380)	$(34,109)
Investing activities	(27,217)	5,999
Financing activities	32,982	48,903
Net (decrease) increase in cash and cash equivalents	$(40,615)	$20,793

Operating Activities

During the year ended December 31, 2022, cash used in operating activities of $46.4 million was attributable to our net loss of $53.0 million and net change of $4.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $10.9 million for stock-based compensation charges, amortization of premium on investments and depreciation.

During the year ended December 31, 2021, cash used in operating activities of $34.1 million was attributable to our net loss of $46.3 million, offset by the net change of $5.6 million in our net operating assets and liabilities and non-cash charges of $6.6 million for stock-based compensation charges, amortization of premium on investments and depreciation.

Investing Activities

During the year ended December 31, 2022, cash used in investing activities of $27.2 million was attributable to $49.8 million of purchases of investments and $2.5 million of purchases of property and equipment, partially offset by $25.0 million of proceeds from maturities of investments.

During the year ended December 31, 2021, cash provided in investing activities of $6.0 million was attributable to proceeds of $7.2 million from maturities of investments, partially offset by $1.2 million of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2022, cash provided by financing activities of $33.0 million was from $32.9 million in sales of common stock and pre-funded warrants to purchase common stock, net of issuance costs paid and $0.1 million from stock option exercises and purchases of shares under the 2019 Employee Stock Purchase Plan.

During the year ended December 31, 2021, cash provided by financing activities of $48.9 million was from $48.3 million in sales of common stock, net of issuance costs and $0.6 million from stock option exercises and purchases of shares under the 2019 Employee Stock Purchase Plan.

Contractual Obligations and Commitments

We lease our headquarters office space under a non-cancelable operating lease agreement. The lease term commenced in May 2019 and was amended in February 2022 for an additional 35 months, through June 30, 2025. We also lease lab space that can be terminated with 90 days' notice. We expect to utilize this space through June 30, 2025. See Note 8 of the financial statements for additional detail on our leases. Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2022 are $5.1 million.

We have no material contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to the financial statements. Our commitments include:

•
IASO Exclusive License Agreement. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated.
•
Licence and Supply Agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Through December 31, 2022, we have paid Oxford $1.1 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.
•
Autolus Option and License Agreement. In January 2023, we entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement grants us a non-exclusive license to access Autolus' RQR8 technology in our CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, we are required to pay Autolus an upfront license fee of $1.2 million, of which $0.8 million was paid in February 2023 and $0.1 million will be paid at the end of each calendar quarter in 2023. Autolus is also eligible to receive regulatory milestones of up to $12 million for each licensed target, sales milestones of up to a total of $15 million and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. We can terminate the Autolus Agreement at will upon advance written notice. Each of Autolus and us may terminate the Agreement for a material, uncured breach or insolvency of the other party.
•
The Penn License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2022, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales. We were also obligated to pay $2.0 million annually for three years beginning August 2018 for funding to the laboratories of Drs. Payne and Milone.

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

•
Sponsored Research Agreements. The total estimated cost of the SRAs is $12.6 million, which satisfies the $2.0 million annual obligation under the Penn License Agreement. As of December 31, 2022, the full cost has been incurred pursuant to these agreements.
•
Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire upon completion of the services for which we have engaged Penn under the Services Agreement. In May 2020, the Company amended its Addendum with CAROT to expand access to vector manufacturing. We may incur additional expenses up to $1.1 million through the remaining term of the CAROT Amended Addendum.
•
WuXi Manufacturing agreement. We have the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If we terminate the WuXi Agreement, we will be obligated to pay an early termination fee of up to $1.5 million.
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

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include the conduct of sponsored research, preclinical studies, contract manufacturing activities and clinical trial activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the statements of operations.

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

Inflation

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right of use assets and corresponding lease liabilities on the balance sheet for all leases (with the exception of short-term leases). This update also requires lessees and lessors to disclose key information about their leasing transactions. Topic 842 is effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB granted a one-year effective date delay for certain companies applying leases guidance to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, we adopted Topic 842 under the private company transition guidance for the annual period ended December 31, 2022.

We adopted the standard effective January 1, 2022 using the modified retrospective approach to not restate comparative periods and recognized operating lease right-of-use assets and operating lease liabilities of $8.3 million and $8.3 million, respectively. The adoption of Topic 842 did not result in a material impact to our statement of operations and comprehensive loss for the year ended December 31, 2022. There was no impact to the financial statements for the prior periods presented due to the transition method elected. We elected the package of practical expedients permitted under the transition guidance, which, among other things, allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $106.5 million as of December 31, 2022. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2022.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

118

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018

Philadelphia, Pennsylvania

March 16, 2023

CABALETTA BIO, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$81,607	$122,222
Short-term investments	24,940	—
Prepaid expenses and other current assets	2,287	2,319
Total current assets	108,834	124,541
Property, plant and equipment, net	2,578	1,438
Operating lease right-of-use assets	4,991	—
Other assets	565	357
Total Assets	$116,968	$126,336
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,463	$2,333
Accrued and other current liabilities	4,847	6,047
Operating lease liabilities, current portion	2,179	—
Total current liabilities	9,489	8,380
Operating lease liabilities, net of current portion	2,959	—
Total Liabilities	$12,448	$8,380
Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2022 and 2021; 29,445,134 (27,584,375 voting and 1,860,759 non-voting) shares issued and outstanding as of December 31, 2022 and 28,927,129 (24,614,629 voting and 4,312,500 non-voting) shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	270,129	230,543
Accumulated other comprehensive income	(47)	—
Accumulated deficit	(165,562)	(112,587)
Total stockholders’ equity	104,520	117,956
Total liabilities and stockholders’ equity	$116,968	$126,336

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$39,300	$32,494
General and administrative	14,839	13,819
Total operating expenses	54,139	46,313
Loss from operations	(54,139)	(46,313)
Other income:
Interest income	1,164	24
Net loss	$(52,975)	$(46,289)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax	$(47)	$—
Net comprehensive loss	$(53,022)	$(46,289)
Net loss per voting and non-voting share, basic and diluted	$(1.81)	$(1.80)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2020	24,062,775	$—	$175,836	$6	$(66,298)	$109,544
Common stock issuance, net of issuance costs of $1,492	4,792,562	—	48,253	—	—	48,253
Issuance of common stock in connection with exercise of stock options	64,292	—	579	—	—	579
Issuance of common stock under employee stock purchase plan	7,500	—	71	—	—	71
Net unrealized losses on available-for-sale securities	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	5,804	—	—	5,804
Net loss	—	—	—	—	(46,289)	(46,289)
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956
Issuance of common stock and pre-funded warrants for the purchase of common stock, net of issuance costs of $2,438	126,815	—	32,562	—	—	32,562
Issuance of common stock upon exercise of pre-funded warrants	271,739	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options	50,000	—	51	—	—	51
Issuance of common stock under employee stock purchase plan	69,451	—	76	—	—	76
Net unrealized losses on available-for-sale securities	—	—	—	(47)	—	(47)
Stock-based compensation	—	—	6,897	—	—	6,897
Net loss	—	—	—	—	(52,975)	(52,975)
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,975)	$(46,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,897	5,804
Depreciation	1,178	733
Non-cash lease expense	2,506	—
Accretion of lease liabilities	685	—
Gain on derecognition of embedded lease upon lease amendment	(149)	—
Amortization of (discount) premium on investments	(223)	62
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32	2,554
Other assets	(208)	(58)
Accounts payable	(28)	975
Accrued and other current liabilities	(1,185)	2,110
Lease liabilities	(2,910)	—
Net cash used in operating activities	(46,380)	(34,109)
Cash flows from investing activities:
Purchases of property and equipment	(2,453)	(1,166)
Purchases of investments	(49,764)	—
Proceeds from maturities of investments	25,000	7,165
Net cash (used in) provided by investing activities	(27,217)	5,999
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	32,855	48,253
Proceeds from issuance of common stock in connection with the exercise of stock options	51	579
Proceeds from the issuance of common stock under employee stock purchase plan	76	71
Net cash provided by financing activities	32,982	48,903
Net (decrease) increase in cash and cash equivalents	(40,615)	20,793
Cash and cash equivalents—beginning of year	122,222	101,429
Cash and cash equivalents—end of year	$81,607	$122,222
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	—	135
Right-of use assets obtained in exchange for lease obligations	13,740	—
Derecognition of embedded lease upon lease amendment	(6,392)	—
Offering costs included in accounts payable	293	—

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Notes to the Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The Company is headquartered in Philadelphia, Pennsylvania. Cabaletta is a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for autoimmune diseases. Principal operations commenced in April 2018.

Risks and Uncertainties

The Company does not expect to generate revenue from sales of engineered T cell therapies for autoimmune diseases or any other revenue unless and until the Company completes preclinical and clinical development and obtains regulatory approval for one or more product candidates. If the Company seeks to obtain regulatory approval for any of its product candidates, the Company expects to incur significant commercialization expenses.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is dependent on third parties including Penn and certain Penn-affiliated entities for certain research and development activities, including manufacturing services (Note 6 and Note 7). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. Although many activities have returned to normal, new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $106,547 as of December 31, 2022. Through December 31, 2022, the Company has incurred an accumulated deficit of $165,562. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents and investments as of December 31, 2022 will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to the valuation allowance on the Company’s deferred tax assets and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, which are primarily invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in U.S. government securities. A portion of the Company’s cash is maintained at a federally insured financial institution. The deposits held at this institution are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The cash in this account is swept daily into U.S. treasury-based and U.S. government-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Leases

The Company has leases related to its facilities used for office and laboratory space, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the balance sheets and have remaining lease terms up to 2.5 years. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent an obligation to make lease payments arising from the lease, measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the life of the lease term. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on information available at the lease commencement date. The operating lease ROU assets also include any prepaid lease payments made and any other indirect costs and excludes any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease cost for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

Research and Development Expenses

Research and development costs include costs incurred for internal and external research and development activities and are expensed as incurred in the accompanying statements of operations. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to entities that conduct certain research and development and clinical trial activities on the Company’s behalf.

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include activities under agreements with Penn (Note 6), the conduct of sponsored research, preclinical studies, contract manufacturing activities and clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued and other current liabilities and prepaid expenses and other current assets in the accompanying balance sheets and within research and development expense in the accompanying statements of operations. Non-refundable advance payments made for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are received or the related services are rendered.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, including pre-funded warrants to purchase shares of common stock that were issued in a financing transaction in December 2022. The undistributed loss for each year is allocated to common stockholders based on the contractual participation rights of the voting and non-voting common stock as if the losses for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis. Diluted net loss per share attributable to common stockholders is computed under the if-converted method and assumes that all non-voting common stock has been converted to common stock. Since the Company was in a loss position for all periods presented, the effects of the other potentially dilutive securities are antidilutive.

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

After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders’ equity as a reduction of additional paid-in capital or equity generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right of use assets and corresponding lease liabilities on the balance sheet for all leases (with the exception of short-term leases). This update also requires lessees and lessors to disclose key information about their leasing transactions. Topic 842 is effective for public companies for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB granted a one-year effective date delay for certain companies applying leases guidance to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company adopted Topic 842 under the private company transition guidance for the annual period ended December 31, 2022.

The Company adopted the standard effective January 1, 2022 using the modified retrospective approach to not restate comparative periods and recognized operating lease right-of-use assets and operating lease liabilities of $8,282 and $8,297, respectively. The adoption of Topic 842 did not result in a material impact to the Company’s statement of operations and comprehensive loss for the year ended December 31, 2022. There was no impact to the financial statements for the prior periods presented due to the transition method elected. The Company elected the package of practical expedients permitted under the transition guidance, which, among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

3. Fair Value Measurements

As of December 31, 2022 and 2021, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$81,607	$81,607	$—	$—
Short-term investments:
U.S. Government securities	24,940	—	24,940	—
Total	$106,547	$81,607	$24,940	$—

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents:
Money market funds	$122,222	$122,222	$—	$—
Total	$122,222	$122,222	$—	$—

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

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$81,607	$—	$—	$81,607
Government securities - due in one year or less
Included in short-term investments	24,987	—	(47)	24,940
Total	$106,594	$—	$(47)	$106,547

4. Property, Plant and Equipment

Property plant and equipment consists of the following:

	December 31,
	2022	2021
Laboratory equipment	$4,504	$2,242
Furniture and fixtures	277	277
Leasehold improvements	113	57
Computer equipment	53	53
Total property, plant and equipment	4,947	2,629
Less: accumulated depreciation	(2,369)	(1,191)
Property, plant and equipment, net	$2,578	$1,438

Depreciation expense was $1,178 and $733 for the years ended December 31, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2022	2021
Research and development services	$1,194	$2,836
General and administrative services	99	180
Compensation expense	3,515	2,977
Other	39	54
	$4,847	$6,047

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2022 or 2021.

Sponsored Research Agreements

The Company has sponsored research agreements with two faculty members at Penn, who are also scientific co-founders of the Company and members of the Company’s scientific advisory board. In May 2020, one of the agreements was amended to expand the scope of sponsored research. In August 2020, this agreement was further amended to extend the term of the original research plan. In December 2021, the Company further amended this SRA to extend the term through December 2024 and expand the workplan to include additional correlative studies related to the DesCAARTesTM trial. In December 2022, the Company signed a budget amendment to this SRA. In April 2021 and October 2021, the other SRA was amended to extend the term of the original research plan.

Under the amended SRAs, the Company had committed to funding defined research plans through December 2024, or through completion of research activities, and November 2022, respectively. The total estimated cost of $12,560 under the SRAs satisfies the Company’s annual obligation under the License Agreement (see Amended and Restated License Agreement with the Trustees of the University of Pennsylvania above). As of December 31, 2022, the full cost of these SRAs has been incurred pursuant to the agreements.

For the years ended December 31, 2022 and 2021, the Company recognized research and development expense of $2,624 and $2,840, respectively, related to these SRAs in the accompanying statements of operations. As of December 31, 2022 and 2021, there was $77 and $36 included in Accrued and other current liabilities in the accompanying balance sheets as of December 31, 2022 and 2021.

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

Research and development expense related to executed addenda under the master translational research service agreement with Penn recognized in the accompanying statements of operations for the years ended December 31, 2022 and 2021 was $2,623 and $1,933, respectively. The Company may incur additional expenses of approximately $1,100 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement.

IASO has the right of first negotiation if the Company desires to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, each of IASO and the Company have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. The Company also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, it must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. Each of the Company and IASO may terminate the Agreement for a material, uncured breach or insolvency of the other party. The Company may also terminate the Agreement at will upon advance written notice and in the event IASO rejects the Agreement due to bankruptcy-related matters. IASO may also terminate the Agreement if the Company fails to achieve certain specified diligence milestones in a timely manner and/or if the Company commences any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice.

Artisan Collaboration and License Agreement

In July 2020 and as amended in January 2023, the Company entered into a collaboration and license agreement with Artisan Bio, Inc. (Artisan), wherein the Company and Artisan agreed to collaborate to potentially enhance certain pipeline products of the Company at specific targets using Artisan’s gene editing and engineering technology. If the Artisan technology is applied to any of the Company’s products, the Company will be responsible for the development, manufacturing, and commercialization of any such products. Under the terms of the agreement, the Company was required to pay Artisan a nominal upfront fee, as well as costs associated with research and development activities. Artisan is eligible to receive future research, development and regulatory milestones, and is also eligible to receive sales milestones and tiered royalties on net sales of products that incorporate the Artisan technology. The Company can terminate the agreement at will upon advance written notice with payment of a nominal cancellation fee.

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited, wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000. As of December 31, 2022, a total project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.

7. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500. See Note 8. Leases for disclosure on an embedded lease in the WuXi Agreement that was derecognized in August 2022.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $166 and $1,071 for the years ended December 31, 2022 and 2021, respectively. The Company may incur additional costs of approximately $480 under this agreement.

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

8. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office and laboratory space under operating leases that have a weighted average remaining term of 2.5 years as of December 31, 2022. The Company also leases office space under short-term leases that provide for either party to terminate the lease without cause and with 30 days’ notice. The Company’s operating leases include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability.

In January 2021, the Company entered into the WuXi Agreement. The Company concluded the WuXi Agreement had an embedded lease as a dedicated manufacturing suite was to be used for the Company’s cell processing manufacturing. The Company classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability of $7,563 as of January 1, 2022. In August 2022, the Company's dedicated suite arrangement was converted into a shared suite arrangement. The Company concluded the WuXi Agreement no longer contained an embedded lease and recognized a gain on derecognition of this lease asset and liability of $149 for the year ended December 31, 2022.

The weighted average discount rate for the Company’s operating leases as of December 31, 2022 is 8.3%, representing the Company's incremental borrowing rate. For the year ended December 31, 2022, total lease cost was $3,849, consisting of $3,042 operating lease cost, $36 of variable lease costs and $771 of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities was $2,910 for the year ended December 31, 2022. Rent expense for the year ended December 31, 2021 was $752.

Future lease payments under the non-cancelable operating leases as of December 31, 2022 are as follows:

2023	$2,279
2024	2,286
2025	1,146
Total undiscounted lease payments	5,711
Less imputed interest	(573)
Total lease liability	$5,138

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2022, 271,739 pre-funded warrants had been exercised. An additional 1,811,594 pre-funded warrants were exercised subsequent to December 31, 2022.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return.

At-the-Market Offering

The Company has a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-250006) and subject to the limitations thereof. During the year ended December 31, 2021, the Company sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million. No shares were sold pursuant to the ATM Program in 2022.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2023, the total number of shares under the 2019 Plan was increased by 1,177,805 shares. As of December 31, 2022, there were 1,206,702 shares remaining available for issuance.

A summary of the stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	4,257,213	$8.49	8.2	2,367
Granted	2,101,500	3.11
Exercised	(50,000)	1.01		101
Forfeited/Cancelled	(295,329)	6.78
Outstanding as of December 31, 2022	6,013,384	$6.60	7.8	$22,202
Options Exercisable at December 31, 2022	2,834,006	$7.41	6.8	$9,080

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $2.15 and $7.45, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2022	2021
Risk-free interest rate	1.47%—4.18%	0.63%—1.39%
Expected term	5.5—6.1 years	5.5—6.1 years
Expected volatility	79%—83%	79%—81%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	For the Year Ended December 31,
	2022	2021
Research and development	$3,339	$2,746
General and administrative	3,558	3,058
Total	$6,897	$5,804

As of December 31, 2022, there was $11,559 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2023, there was no increase to the total number of shares under the 2019 ESPP.

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

10. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	7.9	12.5
Research and development credit, net	4.5	4.4
Non-deductible items and other	(0.6)	(0.6)
Change in state tax rate	(7.4)	—
Change in valuation allowance	(25.4)	(37.3)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$28,880	$28,857
Research and development tax credits	5,859	3,359
Capitalized research and development costs	9,640	—
Stock-based compensation deductions	3,840	2,616
License fee deductions	262	318
Operating lease liabilities	1,535	—
Accrued expenses	1,165	1,074
Gross deferred tax assets	51,181	36,224
Less: valuation allowance	(49,689)	(36,224)
Total deferred tax assets	1,492	—
Deferred tax liabilities:
Operating lease assets	(1,492)	—
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $13,465 for the year ended December 31, 2022 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2022. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2022, the Company had federal, state and local net operating loss carryforwards of $99,174, $101,359 and $82,179, respectively; $98,924 of the federal amounts do not expire, and the remaining $250 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses begin to expire in 2023. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $5,753 and $106, respectively, which begin to expire in 2038. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2021, 2020 and 2019 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2022, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the years ended December 31, 2022 and 2021, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2022 included outstanding pre-funded warrants to purchase up to an aggregate of 5,942,036 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Year ended December 31, 2022
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(46,966)	$(6,009)

Denominator
Weighted average number of shares used in basic per share computation	26,014,159	3,328,750
Net loss per share, basic	$(1.81)	$(1.81)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(46,966)	$(6,009)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(6,009)	—
Allocation of undistributed losses	$(52,975)	$(6,009)

Denominator
Weighted average number of shares used in basic per share computation	26,014,159	3,328,750
Add: Conversion of non-voting to voting common shares outstanding	3,328,750	—
Weighted average number of shares used in diluted per share computation	29,342,909	3,328,750
Net loss per share, diluted	$(1.81)	$(1.81)

	Year ended December 31, 2021
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(38,417)	$(7,872)

Denominator
Weighted average number of shares used in basic per share computation	21,360,544	4,376,776
Net loss per share, basic	$(1.80)	$(1.80)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(38,417)	$(7,872)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(7,872)	—
Allocation of undistributed losses	$(46,289)	$(7,872)

Denominator
Weighted average number of shares used in basic per share computation	21,360,544	4,376,776
Add: Conversion of non-voting to voting common shares outstanding	4,376,776	—
Weighted average number of shares used in diluted per share computation	25,737,320	4,376,776
Net loss per share, diluted	$(1.80)	$(1.80)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2022	2021
Stock options to purchase common stock	6,013,384	4,257,213
Total	6,013,384	4,257,213

12. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $351 and $256 for the years ended December 31, 2022 and 2021, respectively, and have been recorded in the statements of operations.

13. Subsequent Event

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement grants the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company is required to pay Autolus an upfront license fee of $1,200, of which $800 was paid in February 2023 and $100 will be paid at the end of each calendar quarter in 2023. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

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

10.18#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

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

University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2020)

10.23+

Amendment No. 1, dated April 27, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 3, 2021)

10.24+

Amendment No. 2, dated October 19, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.25+

Second Amendment, dated October 19, 2021, to the First Amended and Restated License Agreement, dated May 27, 2020, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.26

First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.27+

Amendment No. 3, dated December 17, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.28#	Form of Employment Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.29+

Sponsored Research Agreement, dated as of December 23, 2021, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.30+

Option Agreement, dated December 23, 2021, by and between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.31+

Licence and Supply Agreement, dated December 30, 2021, by and between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.32+

Exclusive License Agreement, dated October 7, 2022, by and between the Registrant and Nanjing IASO Biotherapeutics Co., LTD.(incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2022)

10.33+*	Amendment No. 4, dated December 1, 2022, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania

10.34+*	Development, Manufacturing, and Testing Services Agreement, dated January 11, 2021, between the Registrant and WuXi Advanced Therapies Inc.

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: March 16, 2023	By:	/s/ Steven Nichtberger
Steven Nichtberger, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 16, 2023
Steven Nichtberger, M.D.	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 16, 2023
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 16, 2023
Catherine Bollard, M.D.

/s/ Scott Brun	Director	March 16, 2023
Scott Brun, M.D.

/s/ Richard Henriques	Director	March 16, 2023
Richard Henriques

/s/ Mark Simon	Director	March 16, 2023
Mark Simon