Form 10-Q
period 2023-03-31
Cabaletta Bio, Inc.
filed 2023-05-11
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 31,355,723 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationship with University of Pennsylvania, or Penn, for research and development activities, key technology and our current manufacturing needs for our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM trial, and our planned clinical trial for CABA-201, and if Penn’s manufacturing capacity is reduced or otherwise delayed or limited, this could adversely impact enrollment in our DesCAARTesTM trial or our planned CABA-201 trial.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, our planned clinical trial for CABA-201, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial, MusCAARTesTM trial or our planned clinical trial for CABA-201;
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
•
the potential benefits and success of our arrangements with the Trustees of the University of Pennsylvania, or Penn, and the Children’s Hospital of Philadelphia, or CHOP;
•
our ability to successfully commercialize our product candidates, including DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates;
•
the potential receipt of revenue from future sales of DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates, if approved;
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

•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our MusCAARTesTM trial, our planned clinical trial of CABA-201 and our ongoing preclinical studies of other product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$93,845	$81,607
Short-term investments	—	24,940
Prepaid expenses and other current assets	1,889	2,287
Total current assets	95,734	108,834
Property and equipment, net	2,593	2,578
Operating lease right-of-use assets	4,539	4,991
Other assets	581	565
Total Assets	$103,447	$116,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,955	$2,463
Accrued and other current liabilities	3,169	4,847
Operating lease liabilities, current portion	2,181	2,179
Total current liabilities	9,305	9,489
Operating lease liabilities, net of current portion	2,491	2,959
Total Liabilities	11,796	12,448
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2023 and December 31, 2022; 31,340,989 (29,480,230 voting and 1,860,759 non-voting) shares issued and outstanding as of March 31, 2023 and 29,445,134 (27,584,375 voting and 1,860,759 non-voting) shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	273,067	270,129
Accumulated other comprehensive loss	—	(47)
Accumulated deficit	(181,416)	(165,562)
Total stockholders’ equity	91,651	104,520
Total liabilities and stockholders’ equity	$103,447	$116,968

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$12,435	$9,170
General and administrative	4,521	3,829
Total operating expenses	16,956	12,999
Loss from operations	(16,956)	(12,999)
Other income:
Interest income	1,102	53
Net loss	$(15,854)	$(12,946)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	47	(152)
Net comprehensive loss	$(15,807)	$(13,098)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.45)	$(0.45)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	2,480	—	—	2,480
Net unrealized gains on available-for-sale securities	—	—	—	47	—	47
Issuance of common stock in connection with exercise of stock options	84,264	—	458	—	—	458
Issuance of common stock upon exercise of pre-funded warrants	1,811,591	—	—	—	—	—
Net loss	—	—	—	—	(15,854)	(15,854)
Balance—March 31, 2023	31,340,989	$—	$273,067	$—	$(181,416)	$91,651

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,854)	$(12,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,480	1,811
Depreciation	365	219
Non-cash lease expense	452	—
Accretion of lease liabilities	104	—
Amortization of (discount) premium on investments	(13)	(48)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	398	93
Other assets	(16)	(628)
Accounts payable	1,724	1,712
Accrued and other current liabilities	(1,678)	(3,022)
Lease liabilities	(570)	—
Net cash used in operating activities	(12,608)	(12,809)
Cash flows from investing activities:
Purchases of property and equipment	(380)	(147)
Purchases of investments	—	(49,764)
Proceeds from maturities of investments	25,000	—
Net cash provided by (used in) investing activities	24,620	(49,911)
Cash flows from financing activities:
Payment of offering costs related to issuance of common stock	(232)	—
Proceeds from issuance of common stock in connection with the exercise of stock options	458	51
Net cash provided by financing activities	226	51
Net increase (decrease) in cash and cash equivalents	12,238	(62,669)
Cash and cash equivalents—beginning of period	81,607	122,222
Cash and cash equivalents—end of period	$93,845	$59,553
Supplemental disclosures of non-cash investing and financing activities:
Offering costs included in accounts payable	$60	$—

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is dependent on third parties including Penn and certain Penn-affiliated entities for certain research and development activities, including manufacturing services (Note 5 and Note 6). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. Although activities have largely returned to normal, new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact the Company’s operations or those of its third party partners will depend on future developments, which are uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. The U.S. Department of Health and Human Services Secretary has announced that, based on current COVID-19 trends, it is planning for the COVID-19 public health emergency, or PHE, declared under the Public Health Service Act to expire on May 11, 2023. On March 13, 2023, the United States Food and Drug Administration, or FDA, published a notice addressing the agency’s COVID-19-related guidance documents, including which guidance documents will no longer be in effect after the expiration of the PHE, and which guidance documents the FDA is revising to temporarily continue in effect. The Company’s financial results to date have not been significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans, including its ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of its product candidates.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents of $93,845 as of March 31, 2023. Through March 31, 2023, the Company has incurred an accumulated deficit of $181,416. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents as of March 31, 2023, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 16, 2023 (2022 Annual Report).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the valuation allowance on the Company’s deferred tax assets and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds. A portion of the Company’s cash is maintained at two federally insured financial institutions. The deposits held at these institutions are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The cash in these accounts is or will be set up to be swept daily into U.S. treasury-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2022 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$93,845	$93,845	$—	$—
Total	$93,845	$93,845	$—	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$81,607	$81,607	$—	$—
Short-term investments:
U.S. Government securities	24,940	—	24,940	—
Total	$106,547	$81,607	$24,940	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of March 31, 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$81,607	$—	$—	$81,607
Government securities - due in one year or less
Included in short-term investments	24,987	—	(47)	24,940
Total	$106,594	$—	$(47)	$106,547

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Research and development services	$1,691	$1,194
General and administrative services	433	99
Compensation expense	995	3,515
Other	50	39
	$3,169	$4,847

5. Collaborations, Licensing Agreements and Other Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include the Children’s Hospital of Philadelphia (CHOP) as a party, and as amended in May 2020 and October 2021 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases. Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the License Agreement at any time for convenience upon 60 days written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days written notice. Under the terms of the License Agreement, the Company was obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne. This was satisfied through completed sponsored research agreements with a total cost of $12,560. During the term of the License Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In May 2020, the Company paid Penn an additional, non-refundable, non-creditable license fee of $33 under the amended License Agreement.

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2023.

Master Translational Research Services Agreements

In October 2018 and February 2023, the Company entered into services agreements (the CAART and CARTA Services Agreements) with Penn for research, development and manufacturing services from various laboratories within Penn. The activities are detailed in separately executed Penn organization-specific addenda. In May 2020, the Company amended its Addendum with the Center for Advanced Retinal and Ocular Therapeutics (CAROT) to expand access to vector manufacturing.

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $1,511 and $635 for the three months ended March 31, 2023 and 2022, respectively. The Company may incur additional expenses up to $901 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. A milestone payment of $1,000 was owed to IASO upon the clearance of the CABA-201 IND in March 2023 and was recorded in accounts payable in the accompanying balance sheets as of March 31, 2023.

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

Artisan Collaboration and License Agreement

In July 2020, and as amended in January 2023, the Company entered into a collaboration and license agreement with Artisan Bio, Inc. (Artisan), wherein the Company and Artisan agreed to collaborate to potentially enhance certain pipeline products of the Company at specific targets using Artisan’s gene editing and engineering technology. If the Artisan technology is applied to any of the Company’s products, the Company will be responsible for the development, manufacturing, and commercialization of any such products. Under the terms of the agreement, the Company was required to pay Artisan a nominal upfront fee, as well as costs associated with research and development activities. Artisan is eligible to receive future research, development and regulatory milestones, and is also eligible to receive sales milestones and tiered royalties on net sales of products that incorporate the Artisan technology. The Company can terminate the agreement at will upon advance written notice with payment of a nominal cancellation fee.

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000. As of December 31, 2022, total project to date expense of $1,100 has been recognized. No expense was recognized in the three months ending March 31, 2023. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company is required to pay Autolus an upfront license fee of $1,200, of which $800 was paid in February 2023 and $100 will be paid at the end of each calendar quarter in 2023. The upfront fee of $1,200 was recognized as expense in the first quarter of 2023 in the accompanying statements of operations and as of March 31, 2023, $400 is recorded in accrued and other liabilities in the accompanying balance sheets. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

6. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500. See Note 7. Leases for disclosure on an embedded lease in the WuXi Agreement that was derecognized in August 2022.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $166 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, this agreement has a remaining cost of up to $480.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office and laboratory space under operating leases that have a weighted average remaining term of 2.3 years as of March 31, 2023. The Company also leases office space under short-term leases that provide for either party to terminate the lease without cause and with 30 days’ notice. The Company’s operating leases include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability.

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

The weighted average discount rate for the Company’s operating leases as of March 31, 2023 is 8.3%, representing the Company's incremental borrowing rate at the beginning of each lease. For the three months ended March 31, 2023, total lease cost was $719, consisting of $556 operating lease cost, $16 of variable lease costs and $147 of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities was $570 for the three months ended March 31, 2023. Rent expense for the three months ended March 31, 2022 was $480.

Future lease payments under the non-cancelable operating leases as of March 31, 2023 are as follows:

April 1, 2023 - December 31, 2023	$1,709
2024	2,286
2025	1,146
Total undiscounted lease payments	5,141
Less imputed interest	(469)
Total lease liability	$4,672

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2023, 2,083,334 pre-funded warrants had been exercised.

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

At-the-Market Offering

On March 16, 2023, the Company filed a Shelf Registration Statement in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. This S-3 was declared effective on April 26, 2023.

The Company has a Sales Agreement with Cowen and Company, LLC, or Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023, and subject to the limitations thereof. No shares were sold pursuant to the ATM Program in 2023.

On May 10, 2023, the Company delivered written notice to Cowen that it was terminating the Sales Agreement dated November 10, 2020 (the 2020 Sales Agreement), by and between the Company and Cowen. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023 (the Termination Date). All of the continuing obligations under the 2020 Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. The Company is not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, the Company will not offer or sell any additional shares under the 2020 Sales Agreement.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2023, the total number of shares under the 2019 Plan was increased by 1,177,805 shares. As of March 31, 2023, there were 361,823 shares remaining available for issuance.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	6,013,384	$6.60	7.8	$22,202
Granted	2,074,850	11.00
Exercised	(84,264)	5.44		443
Forfeited/Cancelled	(52,166)	14.76
Outstanding as of March 31, 2023	7,951,804	$7.71	8.2	$18,237
Options Exercisable at March 31, 2023	3,326,885	$6.93	6.9	$9,714

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $9.12 and $2.20, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three months ended March 31,
	2023	2022
Risk-free interest rate	3.38%—3.95%	1.47%—2.12%
Expected term	6.1 years	6.1 years
Expected volatility	106%	79%—81%
Expected dividend yield	0%	0%

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

Expected volatility—As a privately held company prior to the Company’s IPO in October 2019, the Company has limited trading history for its common stock and, as such, the expected volatility is estimated based on a weighted average volatility for the Company's stock price and comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$1,236	$872
General and administrative	1,244	939
Total	$2,480	$1,811

As of March 31, 2023, there was $28,012 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 3.1 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2023 or 2022, respectively.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three months ended March 31, 2023 and 2022, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2023 included outstanding pre-funded warrants to purchase up to an aggregate of 4,130,442 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended March 31, 2023
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(15,022)	$(832)

Denominator
Weighted average number of shares used in basic per share computation	33,588,436	1,860,759
Net loss per share, basic	$(0.45)	$(0.45)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(15,022)	$(832)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(832)	—
Allocation of undistributed losses	$(15,854)	$(832)

Denominator
Weighted average number of shares used in basic per share computation	33,588,436	1,860,759
Add: conversion of non-voting to voting common shares outstanding	1,860,759	—
Weighted average number of shares used in diluted per share computation	35,449,195	1,860,759
Net loss per share, diluted	$(0.45)	$(0.45)

	Three months ended March 31, 2022
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(11,110)	$(1,836)

Denominator
Weighted average number of shares used in basic per share computation	24,848,517	4,108,056
Net loss per share, basic	$(0.45)	$(0.45)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(11,110)	$(1,836)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,836)	—
Allocation of undistributed losses	$(12,946)	$(1,836)

Denominator
Weighted average number of shares used in basic per share computation	24,848,517	4,108,056
Add: conversion of non-voting to voting common shares outstanding	4,108,056	—
Weighted average number of shares used in diluted per share computation	28,956,573	4,108,056
Net loss per share, diluted	$(0.45)	$(0.45)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2023	2022
Stock options to purchase common stock	7,951,804	6,086,413
	7,951,804	6,086,413

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

The IND for CABA-201 was cleared in March 2023, and in April 2023 the United States Food and Drug Administration, or FDA, granted Fast Track Designation for CABA-201, which is designed to deplete CD19-positive B cells and to improve disease activity in patients with systemic lupus erythematosus (SLE) and lupus nephritis (LN). We plan to initiate a Phase 1/2 clinical trial for the treatment of six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose of 1.0 x 106 cells/kg, which is equivalent to the dose used in the September 2022 Nature Medicine publication of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE. Subjects will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. These clinical studies are planned for initiation later this year and we anticipate reporting three month clinical data on efficacy endpoints and tolerability for patients dosed with CABA-201 by the first half of 2024.

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

Within the CAART strategy, our initial therapeutic focus is on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. In January 2020, the FDA granted orphan drug designation to DSG3-CAART for the treatment of PV. In May 2020, DSG3-CAART received fast track designation from the FDA for improving healing of mucosal blisters in patients with mPV. DSG3-CAART is currently being evaluated in the DesCAARTesTM trial, which is currently enrolling patients. As presented at the 31st European Academy of Dermatology and Venereology (EADV) Congress in September 2022 and at the 29th European Society of Gene and Cell Therapy (ESGCT) Congress in October 2022, when administered as a monotherapy without combination therapy, we observed no dose-limiting toxicities through cohort A5, at up to a 7.5 billion DSG3-CAART cell dose. Though no clear trends in antibody levels or disease activity reduction were observed through cohort A5, one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. Based on the data observed from these cohorts, we announced that the combination sub-study, incorporating a pre-treatment combination regimen with IVIG and cyclophosphamide, would be prioritized to follow cohort A5. We anticipate reporting one month safety and persistence data from the combination sub-study in the first half of 2023, and six month clinical data from the combination sub-study by the first half of 2024.

In May 2023, abstracts for our planned posters to be presented on May 18, 2023 and May 19, 2023 at the American Society of Gene & Cell Therapy (ASGCT) 26th Annual Meeting were made available publicly, which summarized preclinical data for CABA-201 and additional clinical and translational data from the combination cohort in the DesCAARTesTM trial for DSG3-CAART. For CABA-201, we reported preclinical specificity and activity of CABA-201 compared to the specificity and activity of a CD19-CAR T with an FMC63 binder, and demonstrated comparable cytotoxic activity to FMC63 CAR T cells against CD19+ Nalm6 cells in vitro, and comparable in vivo potency was observed in a dose ranging study in the NSG-Nalm6 tumor model with no evidence of off-target binding in a membrane proteome array and in selected primary cell screens. CABA-201 generated from primary T cells from multiple autoimmune patients showed effective elimination of autologous target CD19-positive cells in vitro. For DSG3-CAART, we reported peak persistence, persistence within the first 29 days and signs of activation for the combination cohort where patients were pre-treated with IVIG and cyclophosphamide relative to subjects treated with DSG3-CAART monotherapy at the same dose. Transient leukopenia and neutropenia, but without lymphopenia, were observed post-infusion in subjects treated in the combination cohort.

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

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by net proceeds of $86.4 million from the sale of convertible notes and convertible preferred stock and net proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO, in October 2019. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, which provided for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. As of March 31, 2023, we had $93.8 million in cash and cash equivalents.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and proceeded to spread globally. Although activities have largely returned to normal, new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 will continue to impact our operations or those of our third party partners will depend on future developments, which are uncertain and cannot be predicted with confidence, including new information that may emerge concerning the severity of COVID-19, the impact of new strains of the virus, the effectiveness, availability and utilization of vaccines and treatments and the actions to contain COVID-19 or treat its impact, among others. The U.S. Department of Health and Human Services Secretary has announced that, based on current COVID-19 trends, it is planning for the COVID-19 public health emergency (PHE) declared under the Public Health Service Act to expire on May 11, 2023. On March 13, 2023, the FDA published a notice addressing the agency’s COVID-19-related guidance documents, including which guidance documents will no longer be in effect after the expiration of the PHE, and which guidance documents FDA is revising to temporarily continue in effect. Our financial results to date have not been significantly impacted by COVID-19, however, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition, operations, and business plans, including our ability to raise additional capital, the timing and enrollment of patients in its ongoing and planned clinical trials, future financings and other expected milestones of our product candidates.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited (Oxford) wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MusCAARTesTM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. We have the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. If we terminate the WuXi Agreement, we will be obligated to pay an early termination fee of up to $1.5 million.

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

In February 2023, we entered into a second Master Translational Services Agreement with Penn, or the CARTA Services Agreement, pursuant to which Penn agreed to perform certain research, development and manufacturing activities. The CARTA Services Agreement will expire on the later of (i) February 9, 2026 or (ii) completion of the services for which we have engaged Penn under the CARTA Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice. The services encompassed by the CARTA Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the CARTA Services Agreement.

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

Results of Operations for the Three Months ended March 31, 2023 and 2022

The following sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$12,435	$9,170	$3,265
General and administrative	4,521	3,829	692
Total operating expenses	16,956	12,999	3,957
Loss from operations	(16,956)	(12,999)	(3,957)
Other income:
Interest income	1,102	53	1,049
Net loss	$(15,854)	$(12,946)	$(2,908)

Research and Development

Research and development expenses were $12.4 million for the three months ended March 31, 2023 compared to $9.2 million for the three months ended March 31, 2022. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$1,067	$(1,067)
License of intellectual property	2,304	—	2,304
Manufacturing of preclinical and clinical supplies	1,519	1,580	(61)
Clinical trials	1,003	1,221	(218)
Personnel	4,448	3,412	1,036
Development services	2,884	1,733	1,151
Other	277	157	120
	$12,435	$9,170	$3,265

Specific changes in our research and development expenses year over year include a:

•
$2.3 million increase in license of intellectual property costs primarily driven by a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201;
•
$1.2 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities, as well as an increase in outsourced preclinical research activities to support the CABA-201 IND, submitted and cleared in the first quarter of 2023;
•
$1.0 million increase in personnel costs primarily driven by an increase in headcount to support overall growth, including an increase of $0.4 million in stock-based compensation expense; partially offset by
•
$1.1 million lower costs for sponsored research agreements related to CAAR-T that were completed in 2022; and
•
a $0.2 million decrease in clinical trial costs for the DesCAARTesTM trial and MusCAARTesTM trial due to the timing of costs incurred for clinical trial activities.

General and Administrative

General and administrative expenses were $4.5 million for the three months ended March 31, 2023 compared to $3.8 million for the three months ended March 31, 2022. The increase of $0.7 million in our general and administrative expenses includes:

•
$0.4 million of additional personnel costs, primarily due to an increase of $0.3 million in stock-based compensation expense;
•
$0.3 million higher administrative costs, including legal and other public company filing costs, as well as travel and other administrative costs.

Other Income

Interest income increased by $1.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of increasing interest rates.

Liquidity and Capital Resources

Since our inception in April 2017 through December 31, 2020, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering. In 2021, we raised $49.7 million, with net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to our Sales Agreement which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. In December 2022, we raised $35.0 million, with net proceeds of $32.6 million, from the sale of our common stock and pre-funded warrants to purchase our common stock. As of March 31, 2023, we had $93.8 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2023, we had an accumulated deficit of $181.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the 2020 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the 2020 Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. In 2021, we sold 4,792,562 shares pursuant to the ATM Program for net proceeds of $48.3 million, after deducting commissions of $1.4 million. No shares were sold pursuant to the ATM Program in 2022.

On May 10, 2023, we delivered written notice to the Sales Agent that we were terminating the 2020 Sales Agreement. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023, or the Termination Date. All of the continuing obligations under the 2020 Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. We are not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of our common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, we will not offer or sell any additional shares under the 2020 Sales Agreement.

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, under the 2023 Shelf Registration Statement and subject to the limitations thereof, or the 2023 Sales Agreement. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. No shares have been sold pursuant to the 2023 ATM Program in 2023.

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of March 31, 2023, 2,083,334 pre-funded warrants had been exercised.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,608)	$(12,809)
Investing activities	24,620	(49,911)
Financing activities	226	51
Net increase (decrease) in cash and cash equivalents	$12,238	$(62,669)

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities of $12.6 million was attributable to a net loss of $15.9 million and a net change of $0.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $3.4 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

During the three months ended March 31, 2022, cash used in operating activities of $12.8 million was attributable to a net loss of $12.9 million and a net change of $1.8 million in our net operating assets and liabilities, partially offset by non-cash charges of $1.9 million primarily from stock-based compensation and depreciation.

Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities of $24.6 million was attributable to $25.0 million from the maturity of investments, partially offset by $0.4 million of purchases of property and equipment.

During the three months ended March 31, 2022, cash used in investing activities of $49.9 million was attributable to $49.8 million of purchases of investments and $0.1 million of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities of $0.2 million was from the exercise of employee stock options, partially offset by payment of issuance costs related to our December 2022 financing.

During the three months ended March 31, 2022, cash provided by financing activities of $0.1 million was from the exercise of employee stock options.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2022, except for an amendment to the Licence and Supply Agreement with Oxford Biomedica as described in Note 5 in the Notes to the Financial Statements in this Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023, have not materially changed.

Inflation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $93.8 million as of March 31, 2023. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cellular therapies are a novel approach and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. Cellular therapies remain novel in general, and there are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. In the future, in the event such severe side effects are observed with other CAR T therapies (including those with a CD19 binder), it may increase negative perception of, and regulatory scrutiny on, our product candidates. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to SLE flare, pemphigus flare, MuSK MG flare or myasthenic crisis from infusion of activated T cells or medication taper, cytokine release syndrome, or CRS, or other unexpected adverse effects of therapy with our product candidates;
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
•
obtaining and maintaining regulatory approval for our product candidates, as the FDA and other regulatory authorities have limited or no experience with development of engineered T cell therapies for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease;
•
establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and
•
managing costs of inputs and other supplies while scaling production.

In addition, preclinical murine and other animal models may not exist or be adequate for some or all of the autoimmune diseases where B cells may play a role in initiating or maintaining disease we choose to pursue in our programs, and because we are early in the clinical development process, we are unable to predict whether there may be short-term or long-term effects from treatment with any product candidates that we develop. In developing our product candidates, we have not exhaustively explored different options in the method for manufacturing CAR T or CAAR T cells. We may find our existing manufacturing process may be substantially improved with future design or process changes, necessitating further clinical testing, delaying commercial launch of our first products, and causing us to incur additional expenses. For example, while we have used a lentiviral vector in our manufacturing process, we may in the future find that another viral vector or non-viral vector-based process offers advantages. Switching from one lentiviral vector to another or switching from lentiviral to another delivery system would necessitate additional process development and clinical testing, and this may delay the development of existing product candidates.

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

*Patients receiving T cell-based immunotherapies, such as our product candidates, may experience serious adverse events, including neurotoxicity, CRS and killing of cells other than the intended B cells that express the autoantibodies. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

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

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, MuSK CAAR and CABA-201 and intend to screen future CAR and CAAR candidates not yet tested in patients through preclinical studies, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and CABA-201 and did not observe any confirmed off target activity for MuSK-CAART or CABA-201. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are retreated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our DesCAARTesTM trial prior to dosing subjects in Part B. The FDA has communicated that the dosing of patients in Part B1 is not dependent on the review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Our planned clinical trial of CABA-201 represents the first evaluation of this product candidate in patients and CABA-201 is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with CAAR T cell therapies will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

*We have implemented a preconditioning regimen in the DesCAARTesTM trial where subjects are pre-treated with IVIg and cyclophosphamide prior to DSG3-CAART infusion, have included a planned dosing cohort in the MusCAARTesTM trial where subjects are pre-treated with cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our clinical trial for CABA-201. We may in the future use a preconditioning regimen for our other CAR T or CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. For the CABA-201 clinical study, we have incorporated a lymphodepleting preconditioning regimen consisting of fludarabine and cyclophosphamide. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our planned CABA-201 trial will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have now implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent will be administered. Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimens, such as severe allergic reactions, difficulty breathing, severe headaches, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAR T cell product candidates or CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition.

*Our business is highly dependent on the success of our initial product candidates targeting autoimmune diseases where B cells may play a role in initiating or maintaining disease, particularly CABA-201, DSG3-CAART and MuSK-CAART. All of our product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depend on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting autoimmune diseases where B cells may play a role in initiating or maintaining disease, including CABA-201, DSG3-CAART, MuSK-CAART, DSG3/1-CAART, PLA2R-CAART and others that may be selected from preclinical and discovery programs. Our product candidates are in the early stages of development and will require additional preclinical studies, clinical trials, regulatory review and licensure, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. There is no guarantee that we will be able to advance our product candidates through clinical development or obtain marketing approval for any of our product candidates. The process for obtaining marketing approval for any product candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval as planned, if at all.

However, the initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, we did not use pre-infusion lymphodepletion or other preconditioning regimens in the initial dose escalation cohorts of our DesCAARTesTM trial. However, based on emerging clinical and translational data, we have now implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent is administered in the DesCAARTesTM trial, and we continue to evaluate whether the use of a lymphodepleting or other preconditioning regimen is necessary for our other product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our clinical trials of DSG3-CAART, MuSK-CAART or CABA-201 could influence physicians’ and regulators’ opinions with regard to the viability of our CABATM platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, MuSK-CAART or CABA-201, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T or CAR T cell therapies may be significantly harmed.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. Similarly, while we believe CABA-201 has a similar overall design to the construct used in the Nature Medicine and Lancet Rheumatology studies, those studies involved a small number of patients, and a different product candidate, and the initial clinical results observed in those studies may not be predictive of clinical trial results with CABA-201 or any of our other product candidates.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, and our planned CABA-201 trial in systemic lupus erythematosus (SLE) are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed clinical and translational data from the first five cohorts in the DesCAARTesTM trial where we reported no DLTs, within six months of DSG3-CAART infusion. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A4, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. DSG3-CAART persistence through day 29 in cohort A5 was similar to that observed in cohort A4 and through up to six months post CAART infusion, no clear pattern in antibody levels and disease activity was observed in the first three subjects at the cohort A5 dose. In May 2023, an abstract for our planned poster to be presented at the American Society of Gene & Cell Therapy (ASGCT) 26th Annual Meeting was made available publicly, which summarized additional clinical and translational data from the combination cohort in the DesCAARTesTM trial for DSG3-CAART. For DSG3-CAART, we reported peak persistence, persistence within the first 29 days and signs of activation for the combination cohort where patients were pre-treated with IVIG and cyclophosphamide relative to subjects treated with DSG3-CAART monotherapy at the same dose. Transient leukopenia and neutropenia, but without lymphopenia, were observed post-infusion in subjects treated in the combination cohort. However, additional data from these cohorts, data from subsequent patients and data from patients at higher dosing levels or different dosing regimens, such as our combination sub-study, may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

*If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

Moreover, because our product candidates represent a departure from more commonly used methods for autoimmune diseases where B cells may play a role in initiating or maintaining disease treatment, potential patients and their doctors may be inclined to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than enroll patients in our clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Our DesCAARTesTM trial, our MusCAARTesTM trial, our planned CABA-201 trial in SLE, and any additional expected Phase 1 clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial, our MusCAARTesTM trial, and our planned CABA-201 trial in SLE is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our planned CABA-201 trial, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART or MuSK-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial and our MusCAARTesTM trial, respectively.

Risks Related to Sales, Marketing and Competition

*The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Our projections of both the number of people who have autoimmune diseases where B cells may play a role in initiating or maintaining disease we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these autoimmune diseases where B cells may play a role in initiating or maintaining disease. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We believe we are the first and only company developing CAAR T drug candidates, and one of only a few developing CAR T drug candidates, for the treatment autoimmune diseases where B cells may play a role in initiating or maintaining disease. However, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could attempt to leverage their expertise into autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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

The product candidates we plan to develop and commercialize are premised on offering a potential cure for autoimmune diseases where B cells may play a role in initiating or maintaining disease, which may result in a high degree of uncertainty related to pricing and long-term demand for our product. Our target patient populations are relatively small. Because of this pricing and demand for our product candidates, if licensed, may not be adequate to support an extended period of commercial viability, which could adversely affect our continued ability to successfully produce and market our product or any follow-on products.

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

Even if we receive FDA approval to market additional product candidates for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

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

*We expect to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2023, we had 66 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Risks Related to Our Financial Condition and Capital Requirements

Risks Related to Past Financial Condition

*We have incurred net losses in every period since our inception and anticipate that we will incur substantial net losses over the next several years, and may never achieve or maintain profitability.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2023 and 2022, we recorded net losses of $15.9 million and $12.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $181.4 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

*We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability, and we may face significant challenges and expense as we test our product candidates and build our capabilities.

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively the Services Agreements. We also rely on Penn for access to key technologies for current manufacturing of DSG3-CAART. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on manufacturing services from WuXi through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

*We have not generated any revenue from our product candidates and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our IND for CABA-201, which is designed to treat patients SLE with active LN or active SLE without renal involvement became effective in March 2023. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates to treat autoimmune diseases where B cells may play a role in initiating or maintaining disease;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our planned CABA-201 trial, and our research and development, preclinical studies and clinical trials for PLA2R-CAART and DSG3/1-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash and cash equivalents to be sufficient to fund our operations through the announcement of six-month combination cohort data from the DesCAARTesTM and MusCAARTesTM clinical trials, as well as initial clinical data from the CABA-201 clinical trial, we expect to require significant additional financing to complete these Phase 1 trials, and any future clinical trials of these and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of March 31, 2023, we had $93.8 million of cash and cash equivalents. On October 29, 2019, we completed an initial public offering of our common stock by issuing 7,275,501 shares of our common stock (including 475,501 shares of our common stock pursuant to the underwriters’ option to purchase additional shares that we issued in November 2019), at $11.00 per share, for gross proceeds of $80.0 million, or net proceeds of $71.0 million. In 2021, we raised $49.7 million, or net proceeds of $48.3 million, in “at-the-market” offerings, pursuant to a Sales Agreement with Cowen and Company, LLC which provides for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock. In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2023 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted an amendment to the 2019 Plan, or the Plan Amendment and the 2019 Plan, as amended by the Plan Amendment, or the Amended 2019 Plan, subject to stockholder approval, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment as provided for in the Amended 2019 Plan. If our stockholders do not approve the Amended 2019 Plan at the 2023 Annual Meeting, the proposed 3,000,000 additional shares will not become available for issuance under the 2019 Plan. Our compensation committee determined the size of the increase to the reserved pool under the Plan Amendment based on projected equity awards to anticipated new hires, projected annual equity awards to existing employees and an assessment of the magnitude of increase that our institutional investors and the firms that advise them would likely find acceptable. We anticipate that if our request to increase the share reserve is approved by our stockholders, it will be sufficient to provide equity incentives to attract, retain, and motivate employees for a period of two years following the effective date of the Plan Amendment. Failure to approve such Plan Amendment may significantly harm our business, prospects and ability to retain and properly compensate employees, consultants and advisors of the Company.

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

Risks Related to Our Reliance on Third Parties

*We are reliant on a research services agreement with Penn for a significant portion of our nonclinical research and development activities and current manufacturing activities.

If Penn and its affiliated entities were to fail to perform their obligations in accordance with the terms of the Services Agreements or terminate the Services Agreements with little notice, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed. In addition, the termination of our relationship with Penn and the Services Agreements and any delay in appointing or finding a suitable replacement provider, if one exists, could make it difficult for us to operate our business for that period. Moreover, we will be reliant on Penn to assist us with any necessary technology transfer. Any delays or inadequacies in such technology transfer, or disputes regarding the scope of such technology transfer, could delay our operations, including our clinical trials, require us to expend additional resources and otherwise have an adverse effect on our business.

Additionally, over time we will need to transition from receiving the services that Penn currently provides to performing such services internally. The CAART Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the CAART Services Agreement is amended, Penn will not be obligated to provide any further services under the CAART Services Agreement after that time. We currently anticipate that research and development projects under the CAART Services Agreement will continue through at least 2023. In addition, Penn has the right to terminate the CAART Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the CAART Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the CAART Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the CAART Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

The CARTA Services Agreement is scheduled to expire on the later of February 9, 2026 or completion of all research and development projects, and unless the CARTA Services Agreement is amended, Penn will not be obligated to provide any further services under the CARTA Services Agreement after that time. In addition, Penn has the right to terminate the CARTA Services Agreement in whole at any time with 180 days’ notice. From time to time, we may enter into further addenda to the CARTA Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

*We currently, and will likely continue to, rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial, MusCAARTesTM trial and planned CABA-201 trial in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the autoimmune cell therapy space and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

Risks Related to Manufacturing and Supply

*We currently rely upon Penn and commercial CMOs for our manufacturing needs, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are currently reliant upon Penn for our cell product manufacturing for DSG3-CAART and CABA-201 and WuXi for MuSK-CAART. To support the scale up of manufacture and to support commercially compliant production, we will need to maintain (in the case of WuXi) or develop new relationships with commercially compliant and scalable suppliers, increase the scale of production, and demonstrate comparability of the material produced at these facilities to the material that was previously produced, if a facility change was made. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

*The manufacture of viral vectors is complex and variable, and there are a limited number of manufacturers able to supply us with viral vectors.

Our DSG3-CAART, MuSK-CAART and CABA-201 product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAR or CAAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAR T or CAAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT sufficient for a portion of the patients we plan to enroll in our planned clinical trial for CABA-201 in SLE. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021 and in May 2023, we secured a license and supply agreement with Oxford Biomedica to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART and CABA-201 candidates. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for marketing authorization of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV, MuSK myasthenia gravis or SLE. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing ongoing and planned clinical trials for a variety of reasons, including delays related to:

o
obtaining regulatory authorization to begin a trial, if applicable;
o
the availability of financial resources to commence and complete the planned trials;
o
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
o
obtaining approval at each clinical trial site by an independent IRB;
o
recruiting suitable patients to participate in a trial;
o
having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;
o
clinical trial sites deviating from trial protocol or dropping out of a trial;
o
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

The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established cell therapies and other therapies for autoimmune diseases where B cells may play a role in initiating or maintaining disease are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be significantly impacted. For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize the FDA’s

Regenerative Medicine Advanced Therapy designation for our product candidates given the limited alternatives for treatments for certain rare diseases and autoimmune diseases where B cells may play a role in initiating or maintaining disease, but the FDA may not agree with our plans.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV. We have also received fast track designation for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV, for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis and for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN, we may not experience a faster development process, regulatory review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot accurately estimate the potential revenue from our product candidates. For more information, see “Business – Government Regulation – Pricing and Reimbursement, United States” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business – Government Regulation – Current and Future Legislation” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Risks Related to Ownership of Our Common Stock

Risks Related to Ownership Generally

*Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2023, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 61% of our outstanding voting common stock, or 63% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the SEC, which was declared effective on November 18, 2020, or the 2020 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2020 Sales Agreement.

On May 10, 2023, we delivered written notice to the Sales Agent that we were terminating the 2020 Sales Agreement. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023, or the Termination Date. All of the continuing obligations under the 2020 Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. We are not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of our common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, we will not offer or sell any additional shares under the 2020 Sales Agreement.

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2023 Sales Agreement, with the Sales Agent to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

In December 2022, we issued 126,815 shares of common stock at a price of $5.52 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses. In connection with this offering, our executive officers and directors entered into lock-up agreements, whereby they agreed to, among other things, subject to certain exceptions, not to offer, sell, assign, transfer, pledge, contract to sell, lend or otherwise dispose of or announce the intention to otherwise dispose of, any shares of common stock or securities convertible into or exercisable or exchangeable for common stock for a period of 90 days, which expired on March 6, 2023.

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

Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health matters, such as COVID-19. The COVID-19 pandemic could result in increased adverse events and deaths in our clinical trials due to COVID-19 related infections, and implementing a lymphodepleting and/or immunomodulatory preconditioning regimen may result in the likelihood that patients are more immunosuppressed and therefore at a greater risk of developing more severe symptoms from a COVID-19 infection. Some factors from the COVID-19 pandemic that have delayed and could further delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

These and other factors arising from the COVID-19 pandemic could worsen. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

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
•
our ability to successfully treat additional types of autoimmune diseases where B cells may play a role in initiating or maintaining disease;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 10, 2023, we delivered written notice to Cowen and Company, LLC, or Cowen, that we were terminating the Sales Agreement dated November 10, 2020, or the 2020 Sales Agreement, by and between the Company and Cowen. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023, or the Termination Date. All of the continuing obligations under the 2020 Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. We are not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, we will not offer or sell any additional shares under the 2020 Sales Agreement. A copy of the 2020 Sales Agreement was filed as Exhibit 1.2 to the Registration Statement on Form S-3 (File No. 333-250006) filed with the SEC on November 10, 2020.

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

10.1† *	Master Translational Research Services Agreement, dated as of February 9, 2023, between the Registrant and the Trustees of the University of Pennsylvania
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: May 11, 2023	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)