Form 10-Q
period 2023-06-30
Cabaletta Bio, Inc.
filed 2023-08-10
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 39,805,032 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationship with University of Pennsylvania, or Penn, for research and development activities, key technology and our current manufacturing needs for our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM trial, and our planned clinical trials for CABA-201, and if Penn’s manufacturing capacity is reduced or otherwise delayed or limited, this could adversely impact enrollment in our DesCAARTesTM trial or our planned CABA-201 trials.
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
•
If we encounter difficulties enrolling patients in our DesCAARTesTM trial, our Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, or future clinical trials, including our planned clinical trials for CABA-201, these clinical development activities could be delayed or otherwise adversely affected.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, our planned clinical trials for CABA-201, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial, MusCAARTesTM trial or our planned clinical trials for CABA-201;
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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials and our planned Investigational New Drug application submissions, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises, such as the COVID-19 pandemic;
•
our expected use of proceeds from the initial public offering and from sales of our common stock in “at-the-market” offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
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

•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our MusCAARTesTM trial, our planned clinical trials of CABA-201 and our ongoing preclinical studies of other product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$128,072	$81,607
Short-term investments	48,256	24,940
Prepaid expenses and other current assets	1,244	2,287
Total current assets	177,572	108,834
Property and equipment, net	2,303	2,578
Operating lease right-of-use assets	4,077	4,991
Other assets	685	565
Total Assets	$184,637	$116,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,341	$2,463
Accrued and other current liabilities	3,959	4,847
Operating lease liabilities, current portion	2,182	2,179
Total current liabilities	8,482	9,489
Operating lease liabilities, net of current portion	2,014	2,959
Total Liabilities	10,496	12,448
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2023 and December 31, 2022; 39,793,682 (37,932,923 voting and 1,860,759 non-voting) shares issued and outstanding as of June 30, 2023 and 29,445,134 (27,584,375 voting and 1,860,759 non-voting) shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	370,047	270,129
Accumulated other comprehensive loss	(3)	(47)
Accumulated deficit	(195,903)	(165,562)
Total stockholders’ equity	174,141	104,520
Total liabilities and stockholders’ equity	$184,637	$116,968

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,797	$9,514	$24,232	$18,684
General and administrative	4,093	3,546	8,614	7,375
Total operating expenses	15,890	13,060	32,846	26,059
Loss from operations	(15,890)	(13,060)	(32,846)	(26,059)
Other income:
Interest income	1,403	150	2,505	203
Net loss	$(14,487)	$(12,910)	$(30,341)	$(25,856)
Other comprehensive loss:
Net unrealized loss (income) on available-for-sale investments, net of tax	(3)	(97)	44	(249)
Net comprehensive loss	$(14,490)	$(13,007)	$(30,297)	$(26,105)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.37)	$(0.45)	$(0.81)	$(0.89)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	2,480	—	—	2,480
Net unrealized gains on available-for-sale securities	—	—	—	47	—	47
Issuance of common stock in connection with exercise of stock options	84,264	—	458	—	—	458
Issuance of common stock upon exercise of pre-funded warrants	1,811,591	—	—	—	—	—
Net loss	—	—	—	—	(15,854)	(15,854)
Balance—March 31, 2023	31,340,989	$—	$273,067	$—	$(181,416)	$91,651
Stock-based compensation	—	—	2,803	—	—	2,803
Issuance of common stock, net of issuance costs of $6,295	8,337,500	—	93,755	—		93,755
Issuance of common stock in connection with exercise of stock options	107,122	—	390	—	—	390
Issuance of common stock under employee stock purchase plan	8,071	—	32	—	—	32
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(14,487)	(14,487)
Balance—June 30, 2023	39,793,682	$—	$370,047	$(3)	$(195,903)	$174,141

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,341)	$(25,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,283	3,588
Depreciation	735	457
Non-cash lease expense	915	—
Accretion of lease liabilities	198	—
Amortization of discount on investments	(186)	(122)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,043	380
Other assets	(120)	(608)
Accounts payable	(145)	(162)
Accrued and other current liabilities	(740)	(2,012)
Lease liabilities	(1,139)	—
Net cash used in operating activities	(24,497)	(24,335)
Cash flows from investing activities:
Purchases of property and equipment	(437)	(1,045)
Purchases of investments	(48,085)	(49,764)
Proceeds from maturities of investments	25,000	—
Net cash used in investing activities	(23,522)	(50,809)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	93,604	—
Proceeds from issuance of common stock in connection with the exercise of stock options	848	51
Proceeds from issuance of common stock under employee stock purchase plan	32	40
Net cash provided by financing activities	94,484	91
Net increase (decrease) in cash and cash equivalents	46,465	(75,053)
Cash and cash equivalents—beginning of period	81,607	122,222
Cash and cash equivalents—end of period	$128,072	$47,169
Supplemental disclosures of non-cash investing and financing activities:
Issuance costs included in accrued expenses	$142	$—
Property and equipment purchases included in accounts payable	$23	$416

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $176,328 as of June 30, 2023. Through June 30, 2023, the Company has incurred an accumulated deficit of $195,903. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2023, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 16, 2023 (2022 Annual Report).

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

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in U.S. treasury securities. A portion of the Company’s cash is maintained at two federally insured financial institutions. The deposits held at these institutions are in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The cash in these accounts is or will be set up to be swept daily into U.S. treasury-based money market funds. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2022 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts payable and accrued expenses approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$128,072	$128,072	$—	$—
Short-term investments:
U.S. Treasury securities	48,256	—	48,256	—
Total	$176,328	$128,072	$48,256	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$81,607	$81,607	$—	$—
Short-term investments:
U.S. Treasury securities	24,940	—	24,940	—
Total	$106,547	$81,607	$24,940	$—

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

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$128,072	$—	$—	$128,072
Treasury securities - due in one year or less
Included in short-term investments	48,259	16	(19)	48,256
Total	$176,331	$16	$(19)	$176,328

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$81,607	$—	$—	$81,607
Treasury securities - due in one year or less
Included in short-term investments	24,987	—	(47)	24,940
Total	$106,594	$—	$(47)	$106,547

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Research and development services	$1,710	$1,194
General and administrative services	254	99
Compensation expense	1,975	3,515
Other	20	39
	$3,959	$4,847

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2023.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $694 and $2,205 for the three and six months ended June 30, 2023 and $966 and $1,601 for the three and six months ended June 30, 2022, respectively. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Association’s clearance of the CABA-201 Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. No amount was owed to IASO as of June 30, 2023.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company is required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500, recognized as expense in the accompanying statements of operations for the three and six months ended June 30, 2023.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company is required to pay Autolus an upfront license fee of $1,200, of which $800 was paid in February 2023 and $100 will be paid at the end of each calendar quarter in 2023. The upfront fee of $1,200 was recognized as expense in the first quarter of 2023 in the accompanying statements of operations and as of June 30, 2023, $200 is recorded in accrued and other liabilities in the accompanying balance sheets. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

6. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Company has the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. WuXi has the right to terminate the WuXi Agreement for convenience with 18 months’ notice. If the Company terminates the WuXi Agreement, it will be obligated to pay an early termination fee of up to $1,500. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to MuSK-CAART.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $166 for the three and six months ended June 30, 2022, respectively. No expense was recognized for the three and six months ended June 30, 2023. As of June 30, 2023, this agreement has a remaining cost of up to $480.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office and laboratory space under operating leases that have a weighted average remaining term of 2 years as of June 30, 2023. The Company also leases office space under short-term leases that provide for either party to terminate the lease without cause and with 30 days’ notice. The Company’s operating leases include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability.

The weighted average discount rate for the Company’s operating leases as of June 30, 2023 is 8.3%, representing the Company's incremental borrowing rate at the beginning of each lease. For the six months ended June 30, 2023, total lease cost was $1,458, consisting of $1,113 operating lease cost, $34 of variable lease costs and $311 of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities was $1,139 for the six months ended June 30, 2023. Rent expense for the six months ended June 30, 2022 was $578.

Future lease payments under the non-cancelable operating leases as of June 30, 2023 are as follows:

July 1, 2023 - December 31, 2023	$1,139
2024	2,286
2025	1,146
Total undiscounted lease payments	4,571
Less imputed interest	(375)
Total lease liability	$4,196

In January 2021, the Company entered into the WuXi Agreement, which included a dedicated manufacturing suite to be used for the Company’s cell processing manufacturing for its MusCAARTesTM trial. The Company concluded the WuXi Agreement had an embedded lease. In August 2022, the Company's dedicated suite arrangement was converted into a shared suite arrangement. The Company concluded the WuXi Agreement no longer contained an embedded lease and recognized a gain on derecognition of this lease asset and liability of $149 for the year ended December 31, 2022.

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

May 2023 Financing

In May 2023, the Company issued 8,337,500 shares of its common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 1,087,500 shares, at a public offering price of $12.00 per share. Aggregate net proceeds were $93,755 after deducting underwriting discounts and commissions and offering expenses of $6,295.

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2023, 2,083,334 pre-funded warrants had been exercised.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors (the 2019 Plan Evergreen Provision). On January 1, 2023, the total number of shares under the 2019 Plan was increased by 1,177,805 shares pursuant to the 2019 Plan Evergreen Provision. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. As of June 30, 2023, there were 3,128,223 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	6,013,384	$6.60	7.8	$22,202
Granted	2,308,450	10.95
Exercised	(191,386)	4.43		1,302
Forfeited/Cancelled	(52,166)	14.76
Outstanding as of June 30, 2023	8,078,282	$7.84	7.9	$41,935
Options Exercisable at June 30, 2023	3,599,958	$6.92	6.8	$22,386

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $9.13 and $2.11, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	3.38%—3.95%	1.47%—3.36%
Expected term	5.5 years—6.1 years	5.5 years—6.1 years
Expected volatility	106%—107%	79%—83%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,392	$857	$2,628	$1,729
General and administrative	1,411	920	2,655	1,859
Total	$2,803	$1,777	$5,283	$3,588

As of June 30, 2023, there was $27,230 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.9 years.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2023 and December 31, 2022.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three and six months ended June 30, 2023 and 2022, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2023 included outstanding pre-funded warrants to purchase up to an aggregate of 4,130,442 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended June 30, 2023		Six months ended June 30, 2023
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(13,798)	$(689)	$(28,827)	$(1,514)

Denominator
Weighted average number of shares used in basic per share computation	37,312,047	1,860,759	35,460,528	1,860,759
Net loss per share, basic	$(0.37)	$(0.37)	$(0.81)	$(0.81)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(13,798)	$(689)	$(28,827)	$(1,514)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(689)	—	(1,514)	—
Allocation of undistributed losses	$(14,487)	$(689)	$(30,341)	$(1,514)

Denominator
Weighted average number of shares used in basic per share computation	37,312,047	1,860,759	35,460,528	1,860,759
Add: conversion of non-voting to voting common shares outstanding	1,860,759	—	1,860,759	—
Weighted average number of shares used in diluted per share computation	39,172,806	1,860,759	37,321,287	1,860,759
Net loss per share, diluted	$(0.37)	$(0.37)	$(0.81)	$(0.81)

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(11,314)	$(1,596)	$(22,426)	$(3,430)

Denominator
Weighted average number of shares used in basic per share computation	25,404,022	3,582,830	25,127,804	3,843,992
Net loss per share, basic	$(0.45)	$(0.45)	$(0.89)	$(0.89)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(11,314)	$(1,596)	$(22,426)	$(3,430)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,596)	—	(3,430)	—
Allocation of undistributed losses	$(12,910)	$(1,596)	$(25,856)	$(3,430)

Denominator
Weighted average number of shares used in basic per share computation	25,404,022	3,582,830	25,127,804	3,843,992
Add: conversion of non-voting to voting common shares outstanding	3,582,830	—	3,843,992	—
Weighted average number of shares used in diluted per share computation	28,986,852	3,582,830	28,971,796	3,843,992
Net loss per share, diluted	$(0.45)	$(0.45)	$(0.89)	$(0.89)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2023	2022
Stock options to purchase common stock	8,078,282	6,134,842
	8,078,282	6,134,842

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

The CARTA strategy is designed to achieve transient and complete depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the complete elimination of B cells that contribute to disease with subsequent repopulation by healthy naïve B cells, offering the potential for durable and complete clinical responses through an immune system reset without the need for chronic immunosuppression in patients with autoimmune diseases. In contrast to the CARTA strategy, the CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which enables the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, causing the pathogenic B cells to engage with the CAAR T cells, mistaking them for a target antigen, and resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

CABA-201, our lead product candidate and the first product in our CARTA platform, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases. CABA-201 was designed for use in autoimmune patients to closely replicate the design of a CD19-CAR T construct employed in academic clinical studies published in journals including Nature Medicine, Lancet Rheumatology, and the Journal of the American Medical Association. These studies have employed a CD19-CAR T cell therapy incorporating a 4-1BB co-stimulatory domain following standard doses of lymphodepletion with fludarabine and cyclophosphamide. To date, in patients with systemic lupus erythematosus, anti-synthetase syndrome, and systemic sclerosis, the 4-1BB containing CD19-CAR T cell therapy has led to robust improvement in clinical disease activity within 3 months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within 7 months of treatment. Follow-up is ongoing, with the clinical responses in SLE maintained up to 24 months with no relapses reported (Taubmann, J., et al. "OP0141 Long Term Safety and Efficacy Of CAR-T Cell Treatment in Refractory Systemic Lupus Erythematosus-Data from the First Seven Patients." (2023): 93-94).

The fully human CD19 binder in CABA-201, which was exclusively licensed from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, was designed to be a fully human equivalent of the murine FMC63 CD19 binder that was used in the academic clinical studies referenced above. T cells expressing a 4-1BB-containing CAR with our fully human binder have been demonstrated to possess similar biologic activity in vitro and in vivo when compared to T cells expressing a 4-1BB-containing CAR utilizing the murine FMC63 CD19 binder employed in the academic studies. (Dai, Zhenyu, et al. “Development and functional characterization of novel fully human anti-CD19 chimeric antigen receptors for T-cell therapy.” Journal of Cellular Physiology 236.8 (2021): 5832-5847). The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China and IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases.

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of systemic lupus erythematosus, or SLE, in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients.

In May 2023, we announced the FDA granted fast track designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The planned Phase 1/2 clinical trial of CABA-201 is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the Nature Medicine publication of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of myositis or idiopathic inflammatory myopathy. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the planned Phase 1/2 trial impact approximately 66,000 patients in the U.S. alone, and typically affect middle-aged individuals, particularly women. The planned Phase 1/2 clinical trial of CABA-201 is for the treatment of six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the CD19-CAR T construct administered to a patient with myositis in the recent Lancet Rheumatology publication.

In addition to a product candidate that we believe is specifically designed for use in autoimmune patients, we have an exclusive translational research partnership with Dr. Georg Schett, who is a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity and the senior author on the Nature Medicine and Lancet Rheumatology papers cited above. The collaboration is designed to allow Dr. Schett to share his patient samples with us in order for us to generate translational data on his patients. Initial data from the collaboration was presented in May 2023 at the American Society for Gene and Cell Therapy 26th Annual Meeting. The translational data generated by Cabaletta is combined with real time confidential clinical data generated by Dr. Schett to develop insights and a deeper understanding of the immunologic mechanisms of response from ongoing and continued clinical studies in multiple autoimmune diseases. With CABA-201 as the lead product in our CARTA strategy, informed by insights from this scientific collaboration, we believe we can potentially address a broad range of autoimmune diseases in which B cells have a role in initiating or maintaining disease.

Within the CAART strategy, our initial therapeutic focus is on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. DSG3-CAART is currently being evaluated in the Phase 1 DesCAARTesTM trial, which is currently enrolling patients. Based on the data observed from these cohorts, including a modest increase in DSG3-CAART persistence seen in the first combination cohort, which incorporates a pre-treatment regimen of intravenous immunoglobulin, or IVIg, and cyclophosphamide, we announced an additional combination cohort which incorporates fludarabine into the pre-treatment regimen, which we are currently enrolling.

Our second clinical product candidate, MuSK-CAART, is designed to treat a subset of patients with myasthenia gravis, or MG. MG is an autoimmune disease induced by autoantibodies targeting the neuromuscular junction, or NMJ, which can lead to life-threatening muscle weakness. Our product candidate targets autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. We initiated the Phase 1 MusCAARTesTM trial in November 2022. Timelines for the MusCAARTesTM trial are being evaluated based on emerging data from the DesCAARTesTM trial.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of June 30, 2023, we had $176.3 million in cash, cash equivalents and short-term investments.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited, or Oxford, wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi Advanced Therapies, Inc. , or WuXi, to serve as the Company’s cell processing manufacturing partner for the MusCAARTesTM trial. The WuXi Agreement will expire the later of January 2024, or upon completion of WuXi’s services related to the MusCAARTesTM trial. We have the right to terminate the WuXi Agreement for convenience or other reasons specified in the WuXi Agreement upon prior written notice. WuXi has the right to terminate the WuXi Agreement for convenience with 18 months’ notice. If we terminate the WuXi Agreement, we will be obligated to pay an early termination fee of up to $1.5 million.

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

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises, such as the COVID-19 pandemic;
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

Other Income

Other income consists of interest earned on our cash and cash equivalents and short-term investments and amortization of bond discount or premium.

Results of Operations for the Three Months ended June 30, 2023 and 2022

The following sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$11,797	$9,514	$2,283
General and administrative	4,093	3,546	547
Total operating expenses	15,890	13,060	2,830
Loss from operations	(15,890)	(13,060)	(2,830)
Other income:
Interest income	1,403	150	1,253
Net loss	$(14,487)	$(12,910)	$(1,577)

Research and Development

Research and development expenses were $11.8 million for the three months ended June 30, 2023 compared to $9.5 million for the three months ended June 30, 2022. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$877	$(877)
License of intellectual property	20	—	20
Manufacturing of preclinical and clinical supplies	1,592	1,532	60
Clinical trials	1,701	1,518	183
Personnel	5,231	3,511	1,720
Development services	2,912	1,928	984
Other	341	148	193
	$11,797	$9,514	$2,283

Specific changes in our research and development expenses year over year include a:

•
$1.7 million increase in personnel costs primarily driven by an increase in headcount to support growth related to our CARTA strategy, including an increase of $0.5 million in stock-based compensation expense;
•
$1.0 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities;
•
$0.2 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth;
•
$0.2 million increase in clinical trial costs primarily due to the planned CABA-201 clinical trials; partially offset by
•
$0.9 million lower costs for sponsored research agreements related to CAAR-T that were completed in 2022.

General and Administrative

General and administrative expenses were $4.1 million for the three months ended June 30, 2023 compared to $3.5 million for the three months ended June 30, 2022. The increase of $0.6 million in our general and administrative expenses is due to additional personnel costs, primarily from an increase of $0.5 million in stock-based compensation expense.

Other Income

Interest income increased by $1.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of increasing interest rates on a higher cash, cash equivalents and short-term investments balance due to financings in December 2022 and May 2023.

Results of Operations for the Six Months ended June 30, 2023 and 2022

The following sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$24,232	$18,684	$5,548
General and administrative	8,614	7,375	1,239
Total operating expenses	32,846	26,059	6,787
Loss from operations	(32,846)	(26,059)	(6,787)
Other income:
Interest income	2,505	203	2,302
Net loss	$(30,341)	$(25,856)	$(4,485)

Research and Development

Research and development expenses were $24.2 million for the six months ended June 30, 2023 compared to $18.7 million for the six months ended June 30, 2022. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$1,944	$(1,944)
License of intellectual property	2,324	—	2,324
Manufacturing of preclinical and clinical supplies	3,111	3,111	—
Clinical trials	2,704	2,739	(35)
Personnel	9,679	6,924	2,755
Development services	5,796	3,660	2,136
Other	618	306	312
	$24,232	$18,684	$5,548

Specific changes in our research and development expenses year over year include a:

•
$2.8 million increase in personnel costs primarily driven by an increase in headcount to support growth related to our CARTA strategy, including an increase of $0.9 million in stock-based compensation expense;
•
$2.3 million increase in license of intellectual property costs primarily driven by a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201;
•
$2.1 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities, as well as an increase in outsourced preclinical research activities, including support for the two CABA-201 INDs submitted and cleared in the first half of 2023;

•
$0.3 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth; partially offset by
•
$1.9 million lower costs for sponsored research agreements related to CAAR-T that were completed in 2022.

General and Administrative

General and administrative expenses were $8.6 million for the six months ended June 30, 2023 compared to $7.4 million for the six months ended June 30, 2022. The increase of $1.2 million in our general and administrative expenses includes:

•
$0.9 million of additional personnel costs, primarily due to an increase of $0.8 million in stock-based compensation expense; and
•
$0.3 million higher administrative costs, including legal and other public company filing costs, as well as travel and other administrative costs.

Other Income

Interest income increased by $2.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of increasing interest rates on a higher cash, cash equivalents and short-term investments balance due to financings in December 2022 and May 2023.

Liquidity and Capital Resources

From our inception in April 2017 through December 31, 2020, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $174.7 million. As of June 30, 2023, we had $176.3 million in cash, cash equivalents and short-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2023, we had an accumulated deficit of $195.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•
the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises, such as the COVID-19 pandemic;
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

At-The-Market Offering Sales Agreement

On November 10, 2020, we filed a registration statement on Form S-3 (File No. 333-250006) with the Securities and Exchange Commission, or the SEC, which was declared effective on November 18, 2020, or the 2020 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $75.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf Registration Statement and subject to the limitations thereof.

On May 10, 2023, we delivered written notice to the Sales Agent that we were terminating the 2020 Sales Agreement. Upon waiver of the notice period by the Sales Agent, the termination was effective as of May 10, 2023, or the Termination Date. All of the

continuing obligations under the 2020 Sales Agreement were terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. We are not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of our common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, we will not offer or sell any additional shares under the 2020 Sales Agreement.

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with the Sales Agent to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, under the 2023 Shelf Registration Statement and subject to the limitations thereof, or the 2023 Sales Agreement. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. No shares have been sold pursuant to the 2023 ATM Program as of the date of this Quarterly Report on Form 10-Q.

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a public offering price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at an offering price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of June 30, 2023, 2,083,334 pre-funded warrants had been exercised.

May 2023 Financing

In May 2023, we issued 8,337,500 shares of our common stock in an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 1,087,500 shares, at a public offering price of $12.00 per share. Aggregate net proceeds were $93.8 million after deducting underwriting discounts and commissions and offering expenses of $6.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,497)	$(24,335)
Investing activities	(23,522)	(50,809)
Financing activities	94,484	91
Net increase (decrease) in cash and cash equivalents	$46,465	$(75,053)

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities of $24.5 million was attributable to a net loss of $30.3 million and a decrease of $1.1 million in our net operating assets and liabilities, partially offset by a net change in non-cash charges of $6.9 million primarily from stock-based compensation, non-cash lease expense, accretion of lease liabilities and depreciation.

During the six months ended June 30, 2022, cash used in operating activities of $24.3 million was attributable to a net loss of $25.9 million and a net change of $2.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $3.9 million primarily from stock-based compensation and depreciation.

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities of $23.5 million was attributable to the purchases of $48.1 million of short-term investments and $0.4 million of property and equipment, partially offset by proceeds of $25.0 million from the maturity of short-term investments.

During the six months ended June 30, 2022, cash used in investing activities of $50.8 million was attributable to $49.8 million of purchases of investments and $1.0 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities of $94.5 million was primarily from net proceeds of $93.6 million from our underwritten public offerings and $0.9 million from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

During the six months ended June 30, 2022, cash provided by financing activities of $0.1 million was from the exercise of employee stock options and purchases of shares under our 2019 ESPP.

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

There have been no material changes to our contractual obligations and other commitments since December 31, 2022, except for an amendment to the Licence and Supply Agreement with Oxford Biomedica as described in Note 5 in the Notes to the Financial Statements in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and short-term investments of $176.3 million as of June 30, 2023. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our DesCAARTesTM trial prior to dosing subjects in Part B. The FDA has communicated that the dosing of patients in Part B1 is not dependent on the review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Our planned clinical trials of CABA-201 represent the first evaluation of this product candidate in patients and CABA-201 is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with our CAAR T and CAR T cell therapies in autoimmune and alloimmune indications will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

*We have implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects are pre-treated with IVIg and cyclophosphamide, and other patients are pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included a planned dosing cohort in the MusCAARTesTM trial where subjects are pre-treated with cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our clinical trials for CABA-201. We may in the future use a preconditioning regimen for our other CAR T or CAAR T cell product candidates, which may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. For the CABA-201 clinical studies, we have incorporated a lymphodepleting preconditioning regimen consisting of fludarabine and cyclophosphamide. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our planned CABA-201 trials will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have now implemented cohorts where a preconditioning regimen will be administered. Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimens, such as severe allergic reactions, difficulty breathing, severe headaches, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAR T cell product candidates or CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, and our planned CABA-201 trials in systemic lupus erythematosus, or SLE, and active idiopathic inflammatory myopathy, or IIM, or myositis, are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. For example, we have disclosed clinical and translational data from the first five cohorts in the DesCAARTesTM trial where we reported no DLTs, within six months of DSG3-CAART infusion. Additionally, we have disclosed that no DLTs were observed through cohort A5, and that no clear trends in antibody levels or disease activity reduction were observed through cohort A4, though one subject in cohort A4 had no disease activity by three months post-infusion while reducing steroid usage during that period, an antibody titer that dropped more than 20% by three months post-infusion, and was the only patient in the first four cohorts that had detectable DSG3-CAART persistence at the three month time point following initial DSG3-CAART infusion. DSG3-CAART persistence through day 29 in cohort A5 was similar to that observed in cohort A4 and through up to six months post CAART infusion, no clear pattern in antibody levels and disease activity was observed in the first three subjects at the cohort A5 dose. Based on the data observed from these cohorts, including a modest increase in DSG3-CAART persistence seen in the first combination cohort, which incorporates a pre-treatment regimen of intravenous immunoglobulin, or IVIg, and cyclophosphamide, we announced an additional combination cohort which incorporates fludarabine into the pre-treatment regimen, which we are currently enrolling.

For DSG3-CAART, we reported peak persistence, persistence within the first 29 days and signs of activation for the combination cohort where patients were pre-treated with IVIG and cyclophosphamide relative to subjects treated with DSG3-CAART monotherapy at the same dose. Transient leukopenia and neutropenia, but without lymphopenia, were observed post-infusion in subjects treated in the combination cohort. Based on the data, we announced the planned initiation of enrollment in an additional cohort where subjects are pre-treated with IVIg, fludarabine and cyclophosphamide prior to DSG3-CAART infusion. However, additional data from these cohorts, data from subsequent patients and data from patients at higher dosing levels or different dosing regimens, such as our combination sub-study, may not be positive with respect to safety, target engagement or evidence of early signs of biologic activity.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our planned CABA-201 trials in SLE and myositis, and any additional expected Phase 1 clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of Phase 2 and/or Phase 3 clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial, our MusCAARTesTM trial, and our planned CABA-201 trials in SLE and myositis is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our planned CABA-201 trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART or MuSK-CAART, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial and our MusCAARTesTM trial, respectively.

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

As of June 30, 2023, we had 77 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2023 and 2022, we recorded net losses of $30.3 million and $25.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $195.9 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our INDs for CABA-201, which is designed to treat patients with active LN or active SLE without renal involvement and with active idiopathic inflammatory myopathy, IIM, or myositis, became effective in March 2023 and May 2023, respectively. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. We have not yet administered any of our product candidates other than DSG3-CAART in humans and, as such, we face significant translational risk as our product candidates advance to the clinical stage. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our planned CABA-201 trials, and our research and development, preclinical studies and clinical trials for PLA2R-CAART and DSG3/1-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the fourth quarter of 2025, which includes the three month clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the planned CABA-201 clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of June 30, 2023, we had $176.3 million of cash, cash equivalents and short-term investments. Since our initial public offering in October 2019, we have raised additional capital through the issuance and sale of our common stock and warrants to purchase our common stock, including a follow-on public offering in May 2023 which raised aggregate net proceeds of approximately $93.8 million after deducting underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2023 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted an amendment to the 2019 Plan, or the Plan Amendment and the 2019 Plan, as amended by the Plan Amendment, or the Amended 2019 Plan, subject to stockholder approval, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment as provided for in the Amended 2019 Plan. Our compensation committee determined the size of the increase to the reserved pool under the Plan Amendment based on projected equity awards to anticipated new hires, projected annual equity awards to existing employees and an assessment of the magnitude of increase that our institutional investors and the firms that advise them would likely find acceptable. Our stockholders approved the Amended 2019 Plan at the 2023 Annual Meeting. We anticipate that the increased share reserve under our Amended 2019 Plan will be sufficient to provide equity incentives to attract, retain, and motivate employees for a period of two years following the effective date of the Plan Amendment.

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

A European Unified Patent Court, or the UPC, is scheduled to come into force during 2023. The UPC will be a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents. We may decide to opt out our European patents and patent applications from the UPC. If certain formalities and requirements are not met, however, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial, MusCAARTesTM trial and planned CABA-201 trials in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the autoimmune cell therapy space and our ability to progress additional product candidates. Further, although we intend to transition our manufacturing needs to a CMO and eventually secure our own clinical manufacturing facility, we must currently rely on Penn to manufacture supplies and process our product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT sufficient for a portion of the patients we plan to enroll in our planned clinical trials for CABA-201 in SLE and myositis. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021 and in May 2023, we secured a license and supply agreement with Oxford Biomedica to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART and CABA-201 candidates. There is no assurance that we will be able to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV, for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis and for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for certain of our product candidates, we may not experience a faster development process, regulatory review or approval for these product candidates as compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

*Disruptions at the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the EU GDPR, and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, and together with the EU GDPR, or the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million ((£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses, or SCCs) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based, or the Transfer Impact Assessment. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, or the IDTA, which enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties

In the United States, there has been a flurry of activity at the state level. In California, the California Consumer Privacy Act, or CCPA, was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the scope of the CCPA.

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

Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA. The UCPA, which is largely based on Virginia’s CDPA, will take effect on December 31, 2023. Also, in May 2022, Connecticut Governor Lamont signed the Connecticut Data Privacy Act, or the CTDPA, into laws. The CTDPA draws heavily upon their predecessors in Virginia and Colorado. With the CTDPA, Connecticut became the fifth state to enact a comprehensive privacy law. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. With bills proposed in many other jurisdictions, it remains quite possible that other states will follow suit. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

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

As of June 30, 2023, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 64% of our outstanding voting common stock, or 65% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. hold an aggregate of 1,860,759 shares of our non-voting common stock pursuant to our amended and restated certificate of incorporation. At any time, upon written notice, a portion of these shares of non-voting common stock could be converted into up to an aggregate of 5% of our shares of common stock. Upon 61 days’ prior written notice, any or all of the non-voting common stock could be converted into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

On May 10, 2023, we delivered written notice to the Sales Agent that we were terminating the 2020 Sales Agreement. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023. Prior to termination, 4,792,562 shares of our common stock had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, we will not offer or sell any additional shares under the 2020 Sales Agreement.

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2023 Sales Agreement, with the Sales Agent to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf Registration Statement and subject to the limitations thereof. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2023 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

In May 2023, we issued 8,337,500 shares of common stock at a price of $12.00 per share. Aggregate net proceeds were $93.8 million after deducting underwriting discounts and commissions and offering expenses. In connection with this offering, our executive officers and directors entered into lock-up agreements, whereby they agreed to, among other things, subject to certain exceptions, not to offer, sell, assign, transfer, pledge, contract to sell, lend or otherwise dispose of or announce the intention to otherwise dispose of, any shares of common stock or securities convertible into or exercisable or exchangeable for common stock for a period of 90 days, which will expire on August 15, 2023.

We have also filed registration statements on Form S-8 to register shares issued or reserved for issuance under our equity compensation plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans, the Plan Amendment and any subsequent amendments to our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. We had a minimal amount of exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the SVB closure. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time.

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

*Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health concerns, such as the COVID-19 pandemic. Public health crises, such as the COVID-19 pandemic, could result in increased adverse events and deaths in our clinical trials. Some factors from public health crises that could delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•
the potential diversion of healthcare resources away from the conduct of clinical trials to focus on public health crises, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials and the need for drugs, such as tocilizumab, and other supplies that clinical trial sites must have on hand to conduct our clinical trials to be used to address such public health crises;
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
•
global health concerns; and
•
other events or factors, many of which are beyond our control.

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

(a)

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

(b)

Not applicable.

(c)

Not applicable.

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

10.1†	Amendment No. 1 to the Cabaletta Bio, Inc. 2019 Stock Option and Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2023)
10.2*	First Amendment to the License and Supply Agreement, dated as of May 2, 2023, between the Registrant and Oxford Biomedica (UK) Limited
10.3*	Second Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

* Filed herewith.

† Management contract or compensatory plan or arrangement.

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

Cabaletta Bio, Inc.

Date: August 10, 2023	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)