Form 10-Q
period 2023-09-30
Cabaletta Bio, Inc.
filed 2023-11-09
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 42,849,412 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationship with University of Pennsylvania, or Penn, for research and development activities, key technology and our current manufacturing needs for our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM trial, and our Phase 1/2 clinical trials for CABA-201, and if Penn’s manufacturing capacity is reduced or otherwise delayed or limited, this could adversely impact enrollment in our DesCAARTesTM trial or our CABA-201 trials.
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
•
If we encounter difficulties enrolling patients in our DesCAARTesTM trial, our Phase 1 clinical trial for MuSK-CAART, or the MusCAARTesTM trial, or our clinical trials for CABA-201, these clinical development activities could be delayed or otherwise adversely affected.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our clinical trial of DSG3-CAART, or the DesCAARTesTM trial, our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, our Phase 1/2 clinical trials for CABA-201, and our other product candidates, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our DesCAARTesTM trial, MusCAARTesTM trial or our clinical trials for CABA-201;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including DSG3-CAART, MuSK-CAART, CABA-201 and our other product candidates, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations for the tolerability and clinical activity of CABA-201 and ability to advance this product candidate through our license agreement with Nanjing IASO Biotherapeutics Co., Ltd., or IASO;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials and our planned Investigational New Drug application submissions, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises;
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

•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our DesCAARTesTM trial, our MusCAARTesTM trial, our clinical trials of CABA-201 and our ongoing preclinical studies of other product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$115,501	$81,607
Short-term investments	48,890	24,940
Prepaid expenses and other current assets	1,787	2,287
Total current assets	166,178	108,834
Property and equipment, net	1,990	2,578
Operating lease right-of-use assets	4,135	4,991
Other assets	984	565
Total Assets	$173,287	$116,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,620	$2,463
Accrued and other current liabilities	4,474	4,847
Operating lease liabilities, current portion	2,522	2,179
Total current liabilities	10,616	9,489
Operating lease liabilities, net of current portion	1,748	2,959
Total Liabilities	12,364	12,448
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2023 and December 31, 2022; 41,660,169 (40,215,874 voting and 1,444,295 non-voting) shares issued and outstanding as of September 30, 2023 and 29,445,134 (27,584,375 voting and 1,860,759 non-voting) shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	373,295	270,129
Accumulated other comprehensive loss	(21)	(47)
Accumulated deficit	(212,351)	(165,562)
Total stockholders’ equity	160,923	104,520
Total liabilities and stockholders’ equity	$173,287	$116,968

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,787	$8,216	$38,019	$26,900
General and administrative	4,881	3,562	13,495	10,937
Total operating expenses	18,668	11,778	51,514	37,837
Loss from operations	(18,668)	(11,778)	(51,514)	(37,837)
Other income:
Interest income	2,220	351	4,725	554
Net loss	$(16,448)	$(11,427)	$(46,789)	$(37,283)
Other comprehensive loss:
Net unrealized (loss) income on available-for-sale investments, net of tax	(18)	40	(21)	(209)
Net comprehensive loss	$(16,466)	$(11,387)	$(46,810)	$(37,492)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.37)	$(0.39)	$(1.18)	$(1.29)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	2,480	—	—	2,480
Net unrealized gains on available-for-sale securities	—	—	—	47	—	47
Issuance of common stock in connection with exercise of stock options	84,264	—	458	—	—	458
Issuance of common stock upon exercise of pre-funded warrants	1,811,591	—	—	—	—	—
Net loss	—	—	—	—	(15,854)	(15,854)
Balance—March 31, 2023	31,340,989	$—	$273,067	$—	$(181,416)	$91,651
Stock-based compensation	—	—	2,803	—	—	2,803
Issuance of common stock, net of issuance costs of $6,295	8,337,500	—	93,755	—		93,755
Issuance of common stock in connection with exercise of stock options	107,122	—	390	—	—	390
Issuance of common stock under employee stock purchase plan	8,071	—	32	—	—	32
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(14,487)	(14,487)
Balance—June 30, 2023	39,793,682	$—	$370,047	$(3)	$(195,903)	$174,141
Stock-based compensation	—	—	3,009	—	—	3,009
Net unrealized losses on available-for-sale securities	—	—	—	(18)	—	(18)
Issuance of common stock in connection with exercise of stock options	81,640	—	239	—	—	239
Issuance of common stock upon exercise of pre-funded warrants	1,784,847	—	—	—	—	—
Net loss	—	—	—	—	(16,448)	(16,448)
Balance—September 30, 2023	41,660,169	$—	$373,295	$(21)	$(212,351)	$160,923

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,789)	$(37,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,292	5,319
Depreciation	1,090	820
Non-cash lease expense	1,410	—
Accretion of lease liabilities	288	—
Amortization of discount on investments	(839)	(177)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	500	39
Other assets	(420)	(332)
Accounts payable	1,157	(1,055)
Accrued and other current liabilities	(81)	(1,580)
Lease liabilities	(1,709)	—
Net cash used in operating activities	(37,101)	(34,249)
Cash flows from investing activities:
Purchases of property and equipment	(502)	(2,137)
Purchases of investments	(48,085)	(49,764)
Proceeds from maturities of investments	25,000	25,000
Net cash used in investing activities	(23,587)	(26,901)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	93,463	—
Proceeds from issuance of common stock in connection with the exercise of stock options	1,087	51
Proceeds from issuance of common stock under employee stock purchase plan	32	40
Net cash provided by financing activities	94,582	91
Net increase (decrease) in cash and cash equivalents	33,894	(61,059)
Cash and cash equivalents—beginning of period	81,607	122,222
Cash and cash equivalents—end of period	$115,501	$61,163
Supplemental disclosures of non-cash investing and financing activities:
Right-of use assets obtained in exchange for lease obligations	$554	$—
Property and equipment purchases included in accounts payable	$—	$191

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and short-term investments of $164,391 as of September 30, 2023. Through September 30, 2023, the Company has incurred an accumulated deficit of $212,351. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2023, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 16, 2023 (2022 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2022 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts payable and accrued expenses approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$115,501	$115,501	$—	$—
Short-term investments:
U.S. Treasury securities	48,890	—	48,890	—
Total	$164,391	$115,501	$48,890	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and Cash equivalents:
Money market funds	$81,607	$81,607	$—	$—
Short-term investments:
U.S. Treasury securities	24,940	—	24,940	—
Total	$106,547	$81,607	$24,940	$—

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

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$115,501	$—	$—	$115,501
Treasury securities - due in one year or less
Included in short-term investments	48,911	2	(23)	48,890
Total	$164,412	$2	$(23)	$164,391

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$81,607	$—	$—	$81,607
Treasury securities - due in one year or less
Included in short-term investments	24,987	—	(47)	24,940
Total	$106,594	$—	$(47)	$106,547

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Research and development services	$1,062	$1,194
General and administrative services	272	99
Compensation expense	3,110	3,515
Other	30	39
	$4,474	$4,847

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2023.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $668 and $2,873 for the three and nine months ended September 30, 2023 and $333 and $1,934 for the three and nine months ended September 30, 2022, respectively. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Association’s clearance of the CABA-201 Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. No amount was owed to IASO as of September 30, 2023.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500 and in August 2023, the Company and Oxford entered into a vector supply agreement for CABA-201, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which $342 and $920 was recognized as expense in the accompanying statements of operations for the three and nine months ended September 30, 2023, respectively.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company is required to pay Autolus an upfront license fee of $1,200, of which $800 was paid in February 2023 and $100 will be paid at the end of each calendar quarter in 2023. The upfront fee of $1,200 was recognized as expense in the first quarter of 2023 in the accompanying statements of operations and as of September 30, 2023, $200 is recorded in accrued and other liabilities in the accompanying balance sheets. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

6. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as the Company’s cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire the later of January 2024, or upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs (the Dedicated Suite) for an initial term of 18 months with two 18 month extensions at the Company’s sole option on six months' notice prior to the end of the term. In addition, the Company agreed to certain monthly minimum runs. In lieu of the original $1,500 termination fee under the terms of the WuXi Agreement, the Company would incur a $1,080 termination fee if it terminates both the CABA-201 and MuSK-CAART work orders for any reason. The Company may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

Research Service Agreement

In February 2021, the Company entered into a research service agreement with CHOP for vector manufacturing. In May 2021, this agreement was amended to provide additional vector manufacturing services. Research and development expense related to this research service agreement with CHOP recognized in the accompanying statements of operations was $0 and $166 for the three and nine months ended September 30, 2022, respectively. No expense was recognized for the three and nine months ended September 30, 2023. As of September 30, 2023, this agreement has a remaining cost of up to $480.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office and laboratory space under operating leases that have a weighted average remaining term of 1.8 years as of September 30, 2023. The Company also leases office space under short-term leases that provide for either party to terminate the lease without cause and with 30 days’ notice. The Company’s operating leases include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability.

The weighted average discount rate for the Company’s operating leases as of September 30, 2023 is 8.8%, representing the Company's incremental borrowing rate at the beginning of each lease. For the nine months ended September 30, 2023, total lease cost was $2,245, consisting of $1,697 operating lease cost, $50 of variable lease costs and $498 of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities was $1,709 for the nine months ended September 30, 2023. Rent expense for the nine months ended September 30, 2022 was $1,127.

Future lease payments under the non-cancelable operating leases as of September 30, 2023 are as follows:

October 1, 2023 - December 31, 2023	$674
2024	2,627
2025	1,320
Total undiscounted lease payments	4,621
Less imputed interest	(351)
Total lease liability	$4,270

As described further in Note 6, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the planned global clinical development of CABA-201. Under the August 2023 work orders, WuXi will convert the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, for an initial term of 18 months. The Company would incur a $1,080 termination fee if it terminates both the CABA-201 and MuSK-CAART work orders for any reason. As of September 30, 2023, the

Company has concluded that this lease has not yet commenced and no right of use asset or lease liability has been included in the accompanying balance sheets.

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2023, 3,868,184 pre-funded warrants had been exercised. In October 2023, an additional 1,177,538 pre-funded warrants were exercised into shares of common stock.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, and such number of shares will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors (the 2019 Plan Evergreen Provision). On January 1, 2023, the total number of shares under the 2019 Plan was increased by 1,177,805 shares pursuant to the 2019 Plan Evergreen Provision. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. As of September 30, 2023, there were 2,926,285 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	6,013,384	$6.60	7.8	$22,202
Granted	2,516,650	11.18
Exercised	(273,026)	3.98		2,195
Forfeited/Cancelled	(58,428)	14.08
Outstanding as of September 30, 2023	8,198,580	$8.04	7.8	$58,882
Options Exercisable at September 30, 2023	3,795,192	$7.05	6.6	$31,025

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $9.27 and $2.10, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	3.38%—4.38%	1.47%—3.36%
Expected term	5.5 years—6.1 years	5.5 years—6.1 years
Expected volatility	105%—107%	79%—83%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,413	$868	$4,041	$2,597
General and administrative	1,596	863	4,251	2,722
Total	$3,009	$1,731	$8,292	$5,319

As of September 30, 2023, there was $26,578 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.8 years.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2023 and December 31, 2022.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. For the three and nine months ended September 30, 2023 and 2022, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2023 included outstanding pre-funded warrants to purchase up to an aggregate of 2,345,592 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(15,756)	$(692)	$(44,591)	$(2,198)

Denominator
Weighted average number of shares used in basic per share computation	42,110,435	1,851,705	37,701,522	1,857,708
Net loss per share, basic	$(0.37)	$(0.37)	$(1.18)	$(1.18)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(15,756)	$(692)	$(44,591)	$(2,198)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(692)	—	(2,198)	—
Allocation of undistributed losses	$(16,448)	$(692)	$(46,789)	$(2,198)

Denominator
Weighted average number of shares used in basic per share computation	42,110,435	1,851,705	37,701,522	1,857,708
Add: conversion of non-voting to voting common shares outstanding	1,851,705	—	1,857,708	—
Weighted average number of shares used in diluted per share computation	43,962,140	1,851,705	39,559,230	1,857,708
Net loss per share, diluted	$(0.37)	$(0.37)	$(1.18)	$(1.18)

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses attributable to common stockholders	$(10,083)	$(1,344)	$(32,526)	$(4,757)

Denominator
Weighted average number of shares used in basic per share computation	25,601,495	3,412,500	25,287,436	3,698,581
Net loss per share, basic	$(0.39)	$(0.39)	$(1.29)	$(1.29)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(10,083)	$(1,344)	$(32,526)	$(4,757)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,344)	—	(4,757)	—
Allocation of undistributed losses	$(11,427)	$(1,344)	$(37,283)	$(4,757)

Denominator
Weighted average number of shares used in basic per share computation	25,601,495	3,412,500	25,287,436	3,698,581
Add: conversion of non-voting to voting common shares outstanding	3,412,500	—	3,698,581	—
Weighted average number of shares used in diluted per share computation	29,013,995	3,412,500	28,986,017	3,698,581
Net loss per share, diluted	$(0.39)	$(0.39)	$(1.29)	$(1.29)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2023	2022
Stock options to purchase common stock	8,198,580	6,084,284
	8,198,580	6,084,284

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

In May 2023, we announced the FDA granted fast track designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The Phase 1/2 clinical trial of CABA-201 is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the Nature Medicine publication of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of myositis or idiopathic inflammatory myopathy. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the Phase 1/2 trial impact approximately 66,000 patients in the U.S. alone, and typically affect middle-aged individuals, particularly women. The Phase 1/2 clinical trial of CABA-201 is for the treatment of six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the CD19-CAR T construct administered to a patient with myositis in the recent Lancet Rheumatology publication.

In October 2023, we announced the FDA granted clearance of our CABA-201 IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 88,000 patients in the U.S., and typically affects middle-aged individuals, particularly women. The Phase 1/2 clinical trial of CABA-201 is for the treatment of six patients with severe skin manifestations and six patients with severe organ involvement associated with systemic sclerosis. The initial dose for the trial is equivalent to the CD19-CAR T construct administered to a patient with severe, diffuse SSc in the recent Annals of Rheumatic Diseases publication.

In November 2023, the FDA granted clearance of our CABA-201 IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 85% of the between 50,000 and 80,000 estimated MG patients in the United States. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, shortness of breath due to respiratory muscle weakness and risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which often provide modest clinical effect and require chronic administration, increasing the risk of serious long-term side effects. The Phase 1/2 clinical trial of CABA-201 is for the treatment of six patients with AChR-positive MG and six patients with AChR-negative MG, each in separate parallel cohorts. The initial dose for the trial is equivalent to the CD19-CAR T construct approved for administration in our Phase 1/2 trials in SLE, myositis and SSc.

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

Within the CAART strategy, our initial therapeutic focus is on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes. mPV is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our lead CAART product candidate, DSG3-CAART, is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes. mPV is caused by autoantibodies against DSG3. DSG3-CAART is currently being evaluated in the Phase 1 DesCAARTesTM trial, which is currently enrolling patients. Based on the data observed from these cohorts, including a modest increase in DSG3-CAART persistence seen in the first combination cohort, which incorporates a pre-treatment regimen of intravenous immunoglobulin, or IVIg, and cyclophosphamide, we announced an additional combination cohort which incorporates fludarabine into the pre-treatment regimen, which we are currently enrolling.

Our second clinical product candidate, MuSK-CAART, is designed to treat a subset of patients with MG. Our product candidate targets autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of MuSK MG. Approximately 6% to 7.5% of patients with MG have autoantibodies against MuSK. We initiated the Phase 1 MusCAARTesTM trial in November 2022. Timelines for the MusCAARTesTM trial are being evaluated based on emerging data from the DesCAARTesTM trial.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of September 30, 2023, we had $164.4 million in cash, cash equivalents and short-term investments.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited, or Oxford, wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million and in August 2023,we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201 with a total cost of up to approximately $5.0 million under the vector supply agreement.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as our cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire the later of January 2024, or upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our ongoing and planned clinical trials, or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises;
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

Results of Operations for the Three Months ended September 30, 2023 and 2022

The following sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$13,787	$8,216	$5,571
General and administrative	4,881	3,562	1,319
Total operating expenses	18,668	11,778	6,890
Loss from operations	(18,668)	(11,778)	(6,890)
Other income:
Interest income	2,220	351	1,869
Net loss	$(16,448)	$(11,427)	$(5,021)

Research and Development

Research and development expenses were $13.8 million for the three months ended September 30, 2023 compared to $8.2 million for the three months ended September 30, 2022. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$695	$(695)
License of intellectual property	54	—	54
Manufacturing of preclinical and clinical supplies	1,956	1,032	924
Clinical trials	2,236	848	1,388
Personnel	5,686	3,527	2,159
Development services	3,552	2,008	1,544
Other	303	106	197
	$13,787	$8,216	$5,571

Specific changes in our research and development expenses year over year include a:

•
$2.2 million increase in personnel costs primarily driven by an increase in headcount to support growth related to our CARTA strategy, including an increase of $0.5 million in stock-based compensation expense;
•
$1.5 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities;
•
$1.4 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$0.9 million increase in manufacturing costs primarily due to primarily due to cell processing capabilities and related activities; and
•
$0.2 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth, partially offset by
•
$0.7 million lower costs for sponsored research agreements related to CAAR-T that were completed in 2022.

General and Administrative

General and administrative expenses were $4.9 million for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022. The increase of $1.3 million in our general and administrative expenses is due to additional personnel costs, primarily due to increased headcount in the current year, including an increase of $0.7 million in stock-based compensation expense.

Other Income

Interest income increased by $1.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of higher interest rates on a higher cash, cash equivalents and short-term investments balance due to financings in December 2022 and May 2023.

Results of Operations for the Nine Months ended September 30, 2023 and 2022

The following sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$38,019	$26,900	$11,119
General and administrative	13,495	10,937	2,558
Total operating expenses	51,514	37,837	13,677
Loss from operations	(51,514)	(37,837)	(13,677)
Other income:
Interest income	4,725	554	4,171
Net loss	$(46,789)	$(37,283)	$(9,506)

Research and Development

Research and development expenses were $38.0 million for the nine months ended September 30, 2023 compared to $26.9 million for the nine months ended September 30, 2022. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$2,640	$(2,640)
License of intellectual property	2,378	—	2,378
Manufacturing of preclinical and clinical supplies	5,067	4,144	923
Clinical trials	4,939	3,587	1,352
Personnel	15,365	10,451	4,914
Development services	9,348	5,668	3,680
Other	922	410	512
	$38,019	$26,900	$11,119

Specific changes in our research and development expenses year over year include a:

•
$4.9 million increase in personnel costs primarily driven by an increase in headcount to support growth related to our CARTA strategy, including an increase of $1.4 million in stock-based compensation expense;
•
$3.7 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities, as well as an increase in outsourced preclinical research activities, including support for the CABA-201 INDs submitted and cleared in 2023;
•
$2.4 million increase in license of intellectual property costs primarily driven by a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201;
•
$1.4 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$0.9 million increase in manufacturing costs primarily due to primarily due to cell processing capabilities and related activities; and
•
$0.5 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth; partially offset by
•
$2.6 million lower costs for sponsored research agreements related to CAAR-T that were completed in 2022.

General and Administrative

General and administrative expenses were $13.5 million for the nine months ended September 30, 2023 compared to $10.9 million for the nine months ended September 30, 2022. The increase of $2.6 million in our general and administrative expenses includes:

•
$1.9 million of additional personnel costs, primarily due to increased headcount in the current year, including an increase of $1.5 million in stock-based compensation expense; and
•
$0.6 million higher administrative costs, including legal and other public company filing costs, as well as travel and other administrative costs.

Other Income

Interest income increased by $4.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of increasing interest rates on a higher cash, cash equivalents and short-term investments balance due to financings in December 2022 and May 2023.

Liquidity and Capital Resources

From our inception in April 2017 through December 31, 2020, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our initial public offering, or IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $174.7 million. As of September 30, 2023, we had $164.4 million in cash, cash equivalents and short-term investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2023, we had an accumulated deficit of $212.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•
the impact of any business interruptions to our operations or to those of our clinical sites, manufacturers, suppliers, or other vendors resulting from public health crises;
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

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a public offering price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at an offering price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of September 30, 2023, 3,868,184 pre-funded warrants had been exercised. In October 2023, an additional 1,177,538 pre-funded warrants were exercised into shares of common stock.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,101)	$(34,249)
Investing activities	(23,587)	(26,901)
Financing activities	94,582	91
Net increase (decrease) in cash and cash equivalents	$33,894	$(61,059)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities of $37.1 million was attributable to a net loss of $46.8 million and a decrease of $0.5 million in our net operating assets and liabilities, partially offset by a net change in non-cash charges of $10.2 million primarily from stock-based compensation, non-cash lease expense, accretion of lease liabilities and depreciation.

During the nine months ended September 30, 2022, cash used in operating activities of $34.2 million was attributable to a net loss of $37.3 million and a net change of $2.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $6.0 million primarily from stock-based compensation and depreciation.

Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities of $23.6 million was attributable to the purchases of $48.1 million of short-term investments and $0.5 million of property and equipment, partially offset by proceeds of $25.0 million from the maturity of short-term investments.

During the nine months ended September 30, 2022, cash used in investing activities of $26.9 million was attributable to $49.8 million of purchases of investments and $2.1 million of purchases of property and equipment, partially offset by $25.0 million of proceeds from maturities of investments.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities of $94.6 million was primarily from net proceeds of $93.5 million from our underwritten public offerings and $1.1 million from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

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

There have been no material changes to our contractual obligations and other commitments since December 31, 2022, except for an amendment to the Licence and Supply Agreement with Oxford Biomedica as described in Note 5 and new work orders with WuXi as described in Note 6 in the Notes to the Financial Statements in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and short-term investments of $164.4 million as of September 30, 2023. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to systemic lupus erythematosus, or SLE flare, idiopathic inflammatory myopathy (IIM), or myositis, worsening, systemic sclerosis, or SSc, worsening, pemphigus flare, muscle-specific kinase myasthenia gravis, or MuSK MG, generalized myasthenia gravis, or gMG, flare or myasthenic crisis from infusion of activated T cells or medication taper, cytokine release syndrome, or CRS, or other unexpected adverse effects of therapy with our product candidates;
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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the chimeric antigen receptor T, or CAR T, therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABATM platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. The FDA has requested and we have agreed to provide data on the subjects dosed in Part A of our DesCAARTesTM trial prior to dosing subjects in Part B. The FDA has communicated that the dosing of patients in Part B1 is not dependent on the review of Part A data and that they will provide feedback, if any, in a timely manner. In some cases, side effects such as neurotoxicity or CRS have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Our clinical trials of CABA-201 represent the first evaluation of this product candidate in patients and CABA-201 is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with our CAAR T and CAR T cell therapies in autoimmune and alloimmune indications will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, prolonged or persistent cytopenias and severe neurotoxicity has been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have implemented a cohort where a preconditioning regimen with a lymphodepleting agent and an immunomodulatory agent is administered.

*We have implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects are pre-treated with IVIg and cyclophosphamide, and other patients are pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our clinical trials for CABA-201. These preconditioning regimens may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. For the CABA-201 clinical studies, we have incorporated a lymphodepleting preconditioning regimen consisting of fludarabine and cyclophosphamide. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our CABA-201 trials will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have now implemented cohorts with a preconditioning regimen. Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimens, such as severe allergic reactions, difficulty breathing, severe headaches, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAR T cell product candidates or CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition.

In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by CABA-201. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after CABA-201, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of CABA-201 independent of the effects of fludarabine and cyclophosphamide.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. Similarly, while we believe CABA-201 has a similar overall design to the construct used for the patients in the Nature Medicine, Lancet, Annals of Rheumatic Diseases, and Rheumatology publications, those studies involved a small number of patients, and a different product candidate, and the initial clinical results observed in those studies may not be predictive of clinical trial results with CABA-201 or any of our other product candidates.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, and our CABA-201 trials in SLE, myositis, SSc, and gMG are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

For our clinical trials of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, we expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our Phase 1/2 CABA-201 trials in SLE, myositis, SSc, and gMG, and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial, our MusCAARTesTM trial, and our CABA-201 trials in SLE, myositis, SSc and gMG is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our CABA-201 trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of

DSG3-CAART, MuSK-CAART, or CABA-201, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial, our MusCAARTesTM trial, and CABA-201 trials, respectively.

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

Specifically, while rituximab is the first drug for the treatment of PV, the target indication for DSG3-CAART to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, SLE, myositis, SSc and gMG. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond CABA-201, DSG3-CAART and MuSK-CAART Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of September 30, 2023, we had 92 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

*Business disruptions, including due to natural disasters, global conflicts or political unrest, could seriously impact our operations, research and trials and harm our future revenue and financial condition.

Our operations, Penn’s operations, WuXi’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine and the Israel-Hamas war, may disrupt our global clinical trials and increase the likelihood of supply interruptions. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2023 and 2022, we recorded net losses of $46.8 million and $37.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $212.4 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of DSG3-CAART and CABA-201. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on manufacturing services from WuXi through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, our most advanced product candidate, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our INDs for CABA-201, which are designed to treat patients with active LN or active SLE without renal involvement, patients with myositis, patients with SSc, and patients with gMG became effective in March 2023, May 2023, September 2023 and November 2023, respectively. Our other product candidates, which include DSG3/1-CAART, targeting pathogenic B cells in patients with mucocutaneous pemphigus vulgaris, or mcPV, and PLA2R-CAART, targeting pathogenic B cells in patients with PLA2R-associated membranous nephropathy, or PLA2R-associated MN, have yet to complete IND-enabling studies. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our CABA-201 trials, and our research and development, preclinical studies and clinical trials for PLA2R-CAART and DSG3/1-CAART and any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the fourth quarter of 2025, which includes the three month clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the CABA-201 clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if licensed, we will require significant additional amounts of cash to launch and commercialize our product candidates.

As of September 30, 2023, we had $164.4 million of cash, cash equivalents and short-term investments. Since our initial public offering in October 2019, we have raised additional capital through the issuance and sale of our common stock and warrants to purchase our common stock, including a follow-on public offering in May 2023 which raised aggregate net proceeds of approximately $93.8 million after deducting underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial, MusCAARTesTM trial and CABA-201 trials in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the autoimmune cell therapy space and our ability to progress additional product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties, including Penn and WuXi, to manufacture our product candidates, and we intend in the future to continue to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

*We may not realize the benefits of acquired assets or other strategic transactions, including any transactions whereby we acquire or license manufacturing and other advanced technologies.

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as our cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, we entered into an agreement with WuXi to serve as a manufacturing partner for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201, and have completed engineering runs. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

*We are reliant on Penn and WuXi for our current manufacturing activities and Penn and/or WuXi’s failure to perform or termination would disrupt normal business operations.

We are reliant on Penn and WuXi for our current manufacturing activities for our preclinical and clinical research. If Penn and its affiliated entities were to fail to perform their obligations in accordance with the terms of the Services Agreements or terminate the Services Agreements, or if WuXi were to fail to perform their obligations in accordance with the terms of the WuXi Agreement or terminate the WuXi Agreement, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed.

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

The WuXi Agreement is scheduled to expire the later of January 2024, or upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. In lieu of the existing 18 month termination right for convenience under the WuXi Agreement, WuXi may not terminate prior to February 2028. If WuXi were to fail to perform their obligations in accordance with the terms of the WuXi Agreement or terminate the WuXi Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

*We currently rely upon Penn and commercial CMOs, such as WuXi, for our manufacturing needs, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are currently reliant upon Penn for our cell product manufacturing for DSG3-CAART and CABA-201 and WuXi for MuSK-CAART. To support the scale up of manufacture and to support commercially compliant production, we will need to maintain and/or develop new relationships with commercially compliant and scalable suppliers prior to establishing our own manufacturing facility, increase the scale of production, and demonstrate comparability of the material produced at these facilities to the material that was previously produced, if a facility change was made. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our CAR T and CAAR T cell immunotherapy product candidates is limited. In addition, transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. This introduces regulatory and technical risk which may increase the time to commercialization.

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

Further, we may not be able to achieve clinical manufacturing and cell processing through our CMOs or on our own on a timely basis. While our current manufacturing process is similar to the well-established process developed at Penn for CD19 CAR-T, or CART19, which was later commercialized, we have limited experience as an organization in managing the CAR-T or CAAR T engineering process at commercial scale. Finally, because clinical manufacturing and cell processing is highly complex and patient donor material is inherently variable, we cannot yet be sure that our manufacturing process, will consistently result in product that meets specifications for release. Success in manufacturing in smaller early phase clinical trials may not predict the frequency of success at larger late phase clinical trials, or success at the commercial phase production until process qualification and validation is completed and submitted for BLA filing.

*Our product candidates are uniquely manufactured. If we or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing process used to produce our product candidates is complex and novel, and it has not yet been validated for commercial production. The manufacture of our product candidates includes harvesting white blood cells from each patient, stimulating certain T cells from the white blood cells and thereby causing them to activate and proliferate, combining patient T cells with lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, formulating and freezing the cell product, and ultimately infusing the modified T cells back into the patient’s body. Because of the bespoke nature of this product for patients, the cost to manufacture our product candidates is higher than traditional small molecule chemical compounds and monoclonal antibodies. Furthermore, our manufacturing process development and scale-up is at an early stage, and evaluation of cost at large scale has not yet been finalized. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

Our manufacturing process may be susceptible to technical and logistics delays or failures due to the fact that each patient is an independent manufacturing lot, and also due to unique supply chain requirements. These include the collection of white blood cells from patients’ blood, variability in the quality of white blood cells collected from patients’ blood, cryopreservation of the white blood cells collected, packaging and shipment of frozen white blood cells to the manufacturing site in order to enable multi-site studies, procurement of lentiviral vectors that meet potency and purity requirements and shipment to the product candidate manufacturing site, shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, scheduling constraints for cell manufacturing slots, process contamination, equipment or reagent failure or supply shortage(s)/interruption(s), improper installation or operation of equipment, vendor or operator error, and inconsistency in cell growth. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes may result in the need to enroll additional patients or to conduct additional clinical studies to evaluate the impact of changes on product safety and efficacy. Penn has informed us that it will be unable provide clinical supply for any late-phase or non-U.S. clinical trials of our product candidates that we may conduct. Therefore, we will need maintain and/or add new agreements with additional CMOs to produce clinical supply of our product candidates for late-phase clinical trials and at the necessary scale. We cannot guarantee that we will be able to enter into such agreements on commercially acceptable terms, if at all. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned clinical trials or other future clinical trials.

Although we continue to optimize our manufacturing process for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. If we are unable to adequately scale-up the manufacturing process for our product candidates with WuXi, we may need to transfer to another manufacturer and/or our own facility, which can be lengthy. If we are able to adequately establish and scale-up the manufacturing process for our product candidates with an alternative manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. This may impact our cost of goods and thus commercial viability and/or competitiveness.

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

The manufacturing process for any products that we may develop is subject to the FDA approval process, and we will need to contract with manufacturers, who can meet all applicable FDA requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product in accordance with requirements from the FDA, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production or recalls of the product candidates or marketed biologics, operating restriction and criminal prosecutions, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our products, if licensed, on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design, or build and install equipment, all of which would require additional capital expenditures. Specifically, because our product candidates may have a higher cost of goods than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT sufficient for a portion of the patients we plan to enroll in our MusCAARTesTM trial and our clinical trials for CABA-201 in SLE, myositis, SSc and gMG. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021 and in May 2023, we secured a license and supply agreement with Oxford Biomedica to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART and CABA-201 candidates. There is no assurance that we will be able to continue to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

If we establish our own manufacturing facility, our operations will be subject to review and oversight by the FDA and the FDA could object to our use of our manufacturing facility. We must first receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if licensed, we would be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations. Our license to manufacture product candidates will be subject to continued regulatory review. Our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates at a manufacturing facility of our own could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

The manufacture of biopharmaceutical products is complex and requires significant expertise, and can be impacted by resource constraints, labor disputes and workforce limitations.

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Penn, WuXi, or other third-party CMOs, or at any manufacturing facility that we may establish, will not occur in the future.

Penn, WuXi or other third-party CMOs that we engage, or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

Penn, WuXi, or other third-party CMOs that we engage, or we may also experience manufacturing difficulties due to resource constraints, labor disputes or workforce limitations arising from the expanding need for manufacturing in the cell therapy field and the limited number of training programs for technical staff. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for marketing authorization of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV, MuSK myasthenia gravis, SLE, myositis, SSc or gMG. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

*Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or biologics to be reviewed, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Most recently, the U.S. government avoided a shutdown by passing a temporary stopgap funding measure in September 2023, which expires in November 2023. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Unauthorized access to, or security breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise or corruption of such data and information. The systems of any CMOs that we may engage now or in the future, and present and future CROs, contractors and consultants also could experience breaches of security leading to the exposure of confidential and sensitive information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

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

As of September 30, 2023, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 62% of our outstanding voting common stock, or 63% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders will have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Entities affiliated with or managed by Baker Brothers Life Sciences, L.P. hold an aggregate of 1,444,295 shares of our non-voting common stock pursuant to our amended and restated certificate of incorporation. At any time, upon written notice, a portion of these shares of non-voting common stock could be converted into up to an aggregate of 3% of our shares of common stock. Upon 61 days’ prior written notice, any or all of the non-voting common stock could be converted into shares of common stock. Consequently, if holders of our non-voting common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our non-voting common stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

In May 2023, we issued 8,337,500 shares of common stock at a price of $12.00 per share in connection with an underwritten public offering. Aggregate net proceeds were $93.8 million after deducting underwriting discounts and commissions and offering expenses.

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

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health concerns. Public health crises could result in increased adverse events and deaths in our clinical trials. Some factors from public health crises that could delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

10.1+*	Second Amendment to the License and Supply Agreement, dated as of August 18, 2023, between the Registrant and Oxford Biomedica (UK) Limited
10.2+*	Amendment No. 5, dated July 25, 2023, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: November 9, 2023	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)