Form 10-K
period 2023-12-31
Cabaletta Bio, Inc.
filed 2024-03-21
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $494 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2023.

The number of shares of registrant’s Common Stock outstanding as of March 15, 2024 was 48,241,615.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, and/or WuXi Advanced Therapies, Inc., or WuXi, for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for CABA-201, our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM trial, and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if Penn's or WuXi's manufacturing capacity is reduced or otherwise delayed or limited, including due to legislative action, this could adversely impact enrollment in our trials.
•
We are reliant on intellectual property licensed to us by Penn and Nanjing IASO Biotherapeutics Co., Ltd., or IASO, and termination of one of these license agreements would result in the loss of significant rights, which would have a material adverse effect on our business.
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
•
If we encounter difficulties enrolling patients in our RESETTM clinical trials for CABA-201, our DesCAARTesTM trial, or the MusCAARTesTM trial, or future clinical trials, these clinical development activities could be delayed or otherwise adversely affected.
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
•
Manufacturing and administering our product candidates is complex and we may encounter difficulties in technology transfer to a contract manufacturing organization.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our Phase 1/2 RESETTM clinical trials for CABA-201, our DesCAARTesTM trial, our MusCAARTesTM trial, and any other product candidates, including statements regarding the timing of initiation, enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our RESETTM clinical trials for CABA-201, DesCAARTesTM trial, or MusCAARTesTM trial ;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including CABA-201, DSG3-CAART, MuSK-CAART, and our other product candidates, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations for the tolerability and clinical activity of CABA-201 and ability to advance this product candidate through our license agreement with IASO;
•
our expected use of proceeds from sales of our common stock in “at-the-market” offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
•
our plans to pursue research and development of other product candidates;
•
the potential advantages of our proprietary Cabaletta Approach for B cell Ablation platform, called our CABATM platform, and our product candidates;
•
the extent to which our scientific approach and CABATM platform may potentially address a broad range of diseases;
•
the potential benefits and success of our arrangements with Penn, the Children’s Hospital of Philadelphia, or CHOP, and WuXi;
•
our ability to successfully leverage our research and translational insights;
•
our expectations regarding the results observed with the similarly-designed construct employed in recent academic publications, including the dosing regimen, and the implications on CABA-201;
•
our ability to successfully commercialize our product candidates, including CABA-201, DSG3-CAART, MuSK-CAART and any other product candidates;
•
the potential receipt of revenue from future sales of CABA-201, DSG3-CAART, MuSK-CAART and any other product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of CABA-201, DSG3-CAART, MuSK-CAART and any other product candidates;
•
our estimates regarding the potential market opportunity for CABA-201, DSG3-CAART, MuSK-CAART and any other product candidates, and our ability to serve those markets;
•
our sales, marketing and distribution capabilities and strategy, whether alone or with potential future collaborators;
•
our ability to establish and maintain arrangements or a facility for manufacture of CABA-201, DSG3-CAART, MuSK-CAART and any other product candidates;
•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our RESETTM clinical trials of CABA-201, our DesCAARTesTM trial, our MusCAARTesTM trial and any ongoing preclinical studies of other product candidates;

•
our expectations for the efficiency of the trial design for our RESETTM clinical trials for CABA-201 and the potential success and therapeutic benefits of CABA-201, including our belief that CABA-201 may enable an “immune system reset” and provide deep and durable responses in patients across an increasing number of autoimmune diseases;
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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we undertake no obligations to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Therefore, you should not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases.

Our proprietary CABA™, or Cabaletta Approach to B cell Ablation, platform encompasses two strategies. Our CARTA, or Chimeric Antigen Receptor T cells for Autoimmunity, approach is designed to potentially reset the immune system. Our legacy CAART, or Chimeric AutoAntibody Receptor T cells, approach is designed to engineer T cells to selectively engage and eliminate only disease-causing B cells. We believe our CABA™ platform has the potential to enable complete and durable responses for a broad range of autoimmune diseases.

The CARTA strategy is designed to achieve transient and complete depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the complete elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system, providing meaningful durable and complete clinical responses to patients off immunosuppressive therapies. The legacy CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which may enable the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, engaging them and resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

CABA-201, our lead product candidate and the first product candidate from our CARTA platform, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases. CABA-201 was designed for use in autoimmune patients to closely replicate the design of a CD19-CAR T construct employed in academic reports published in journals including Nature Medicine, Lancet Rheumatology, and the Journal of the American Medical Association. These studies have employed a CD19-CAR T cell therapy incorporating a 4-1BB co-stimulatory domain following standard lymphodepletion with fludarabine and cyclophosphamide. According to reports to date, in patients with systemic lupus erythematosus, anti-synthetase syndrome, and systemic sclerosis, the 4-1BB containing CD19-CAR T cell therapy has led to robust improvement in clinical disease activity within three months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within seven months of treatment. Follow-up is ongoing, with the clinical responses in systemic lupus erythematosus, or SLE, maintained off immunosuppressive therapies with up to 2.5 years of follow-up, as of February 2024 (Müller F, et al. “CD19 CAR T-Cell Therapy in Autoimmune Disease - A Case Series with Follow-up.” The New England Journal of Medicine (2024): 687-700).

The fully human CD19 binder in CABA-201, which was exclusively licensed from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, was designed to be a fully human equivalent of the murine FMC63 CD19 binder that was used in the academic clinical reports referenced above. T cells expressing a 4-1BB-containing CAR with our fully human binder have been demonstrated to possess similar biologic activity in vitro and in vivo when compared to T cells expressing a 4-1BB-containing CAR utilizing the murine FMC63 CD19 binder employed in the academic studies (Dai, Zhenyu, et al. “Development and functional characterization of novel fully human anti-CD19 chimeric antigen receptors for T-cell therapy.” Journal of Cellular Physiology 236.8 (2021): 5832-5847). The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China in approximately 20 patients, and IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases.

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of CABA-201, which is actively enrolling patients, is designed to treat six SLE patients with active

LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the academic reports of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE. Enrollment in the Phase 1/2 RESET-SLETM trial has initiated and is ongoing across multiple active sites in the U.S. In March 2024, Health Canada issued a No Objection Letter, or NOL, in response to a Clinical Trial Application for the RESET-SLETM trial submitted by us. The NOL allows us to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of active idiopathic inflammatory myopathy, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 trial of CABA-201 affect approximately 66,000 patients in the U.S. and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the dose administered to patients with myositis in the academic reports referenced above. The first patient has been dosed in the RESET-MyositisTM trial with no cytokine release syndrome, or CRS, or Immune Effector Cell-Associated Neurotoxicity Syndrome, or ICANS, of any grade observed for the first 21 days of a 28-day dose-limiting toxicity observation window following administration. The trial is open for enrollment across multiple active sites in the United States. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for CABA-201 for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for CABA-201 for juvenile dermatomyositis.

In October 2023, we announced that the FDA granted clearance of our CABA-201 IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 88,000 patients in the U.S., typically middle-aged individuals, particularly women. The RESET-SScTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc. The initial dose for the trial is equivalent to the dose administered to patients with severe, diffuse SSc in the academic studies referenced above involving a 4-1BB containing CD19-CAR T construct. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for CABA-201 for the treatment of systemic sclerosis in January and March 2024, respectively.

In November 2023, the FDA granted clearance of our CABA-201 IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 85% of the between 50,000 and 80,000 estimated MG patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which typically require chronic administration, increasing the risk of serious long-term side effects. The RESET-MGTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts. The initial dose for the trial is identical to that which will be employed in our RESETTM Phase 1/2 trials in SLE, myositis and SSc.

In addition to a product candidate that we have specifically designed for use in autoimmune patients, we maintain an exclusive translational research partnership with Dr. Georg Schett, who is a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity and the senior author on the Nature Medicine and Lancet Rheumatology papers cited above. The collaboration enables Dr. Schett to share his patient samples with us, and for us to generate translational data to understand the outcomes in his CD19-CAR T cell therapy-treated patients. Initial data from the collaboration was presented in May 2023 at the American Society for Gene and Cell Therapy 26th Annual Meeting, and in September 2023, Cabaletta scientists published “Cytokine and reactivity profiles in SLE patients following anti-CD19 CART therapy” in Molecular Therapy: Methods and Clinical Development, highlighting studies performed on serum samples from the first six SLE patients treated with CD19-CAR T by Dr. Georg Schett. The publication reports that in the three months following infusion, cytokine markers of systemic inflammation resolved, autoantibody titers declined, and humoral immunity was maintained. The translational data generated by Cabaletta coupled with insights into the clinical data generated by Dr. Schett has enabled insights and a deeper understanding of the immunologic mechanisms of response from ongoing and continued clinical studies in multiple autoimmune diseases. With CABA-201 informed by insights from this scientific collaboration, we believe we can potentially address a broad range of autoimmune diseases in which B cells have a role in initiating or maintaining disease.

Within the legacy CAART strategy, our initial therapeutic focus has been on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes and is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our DSG3-CAART product candidate is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes, in the Phase 1 DesCAARTesTM trial. Based on the data observed from prior cohorts, including a modest increase in DSG3-CAART persistence seen in the first combination cohort, which incorporates a pre-treatment regimen of intravenous immunoglobulin, or IVIg, and cyclophosphamide, we have underway an additional combination cohort which incorporates fludarabine into the pre-treatment regimen.

Our MuSK-CAART product candidate is designed to treat a subset of patients with MG, targeting autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG. Approximately 6% to 7.5% of patients with MG have autoantibodies against MuSK. We initiated the Phase 1 MusCAARTesTM trial in November 2022.

Our manufacturing strategy is comprised of two stages, designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners and partner with contract development and manufacturing organizations, or CDMOs, and ultimately aiming to achieve full manufacturing independence through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). The early phase leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. This stage included early development work, IND support and cell and vector product manufacturing for CABA-201 and DSG3-CAART. While these partnerships and use of these established facilities have allowed us to move efficiently and reliably into clinical trials as planned, we are engaging CDMOs who are positioned for manufacturing of vectors and cell processing at commercial grade and scale. In January 2021, we initiated a collaboration with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial and entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi. In August 2023, we expanded the WuXi Agreement, enabling WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities. In December 2021, we entered into a License and Supply Agreement, or LSA, with Oxford Biomedica (UK) Limited, or Oxford, to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program. In August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201. In November 2023, we partnered with Cellares Corp., or Cellares, to evaluate Cellares’ automated manufacturing platform, the Cell Shuttle™, through Cellares’ Technology Adoption Partnership, or TAP, program. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the manufacture of CABA-201, which is progressing. We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Our Chief Executive Officer and our President, Science and Technology, have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

We plan to build upon our first mover advantage in the field of engineered T cell therapy for autoimmune diseases and further advance the discovery, development, and commercialization of our product candidate portfolio. Our preclinical, regulatory and clinical development experience have enabled the successful clearance of six cell therapy INDs for studies in patients with autoimmune diseases within the routine review period. We have a track record of successful manufacturing and timely clinical trial execution, with robust capabilities in clinical operations and manufacturing in order to manage the complex logistics and to implement clinical trials of engineered T cell therapy in autoimmune diseases involving oncologists and medical specialists, such as dermatologists, rheumatologists and neurologists, across a dozen sites in the United States, requiring coordination of multiple stakeholders across therapeutic areas. We believe this experience has the potential to be a significant operating advantage. Our scientific founders are leading experts in autoimmune diseases and CAR T technology, and we have assembled a Scientific Advisory Board with relevant experience in discovery, clinical and regulatory science for autoimmunity and cell and gene therapy. We are led by a team with deep expertise and demonstrated success in discovering, developing, manufacturing and evaluating novel cell therapy product candidates in clinical trials.

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

Our Chief Medical Officer, David Chang, M.D. was the late-stage clinical development leader of the only two drugs approved for SLE in the United States in over 60 years, belimumab, or Benlysta, and anifrolumab, or Saphnelo, through his roles at GlaxoSmithKline plc and AstraZeneca Pharmaceuticals LP prior to joining the team at Cabaletta Bio. Dr. Chang completed his fellowship in Rheumatology and was a faculty member in the Division of Rheumatology at the Perelman School of Medicine at the University of Pennsylvania prior to his transition to the biopharmaceutical industry.

Our initial CAART platform has yielded two clinical-stage cell therapy programs in mPV and MuSK MG, which have required collaborations between specialists – dermatologists and neurologists – and oncologists who are responsible for administering the cell therapy at each site. Given our track record of timely clinical trial implementation with CAART cell therapy in autoimmune diseases over the past five years at over a dozen sites across the United States, we believe that our team’s successful management of the complicated planning and logistics involved with implementation of these clinical trials has the potential to be an operating advantage. While advancing the CAART product candidates in our Phase 1 DesCAARTesTM and MusCAARTesTM trials and establishing our position in the field of autoimmunity, we were encouraged by results from an initial case report published in the New England Journal of Medicine in August 2021 and a follow-up academic clinical study published in Nature Medicine in September 2022, showing the potential for CD19-CAR T cell therapy to transform the course of SLE. In five patients with SLE, one-time treatment with a 4-1BB-containing CD19-CAR T cell therapy induced deep and durable clinical responses in all five patients within three months after treatment, with favorable tolerability. Healthy B cells repopulated in all patients within five months of treatment, and responses remained durable off SLE-associated medications for up to 2.5 years of follow-up, as of February 2024. These findings demonstrate the potential for CD19-CAR T cell therapy to “reset the immune system,” eliminating the cause of autoimmune disease with restoration of the healthy immune system.

Building on these results, we announced in October 2022 the development of CABA-201, a 4-1BB-containing CD19-CAR T investigational therapy, for the treatment of severe autoimmune diseases. Prompted by the initial case report in the New England Journal of Medicine, we conducted a global search to identify the optimally designed product candidate for patients with autoimmune diseases to be highly similar to the construct used by Dr. Schett in the Nature Medicine paper. We are employing a clinically-evaluated fully human CD19 binder that has high similarity, including identical epitopes and similar binding activity, to the construct employed in the academic reports. Our exclusive translational research partnership with Dr. Schett involves our robust translational research laboratory combined with confidential sharing of his unpublished clinical data to generate early and actionable insights from his trials that are informing our clinical development strategy and plans. As a result of the collaboration, in September 2023, Cabaletta scientists published “Cytokine and reactivity profiles in SLE patients following anti-CD19 CART therapy” in Molecular Therapy: Methods and Clinical Development, highlighting studies performed on serum samples from the first six SLE patients treated with CD19-CAR T cell therapy by Dr. Georg Schett’s team. The publication reports that in the three months following infusion, cytokine markers of systemic inflammation resolved, autoantibody titers declined, and humoral immunity was maintained. Since announcing CABA-201 in October 2022, Cabaletta has had four IND applications cleared within the routine 30-day period for the RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, and gMG. With our RESET-SLETM and RESET-MyositisTM Phase 1/2 trials currently enrolling patients, initial clinical data from each of the first patients in the RESET-MyositisTM and RESET-SLETM clinical trials is anticipated in the first half of 2024 with longer term follow-up on these and additional patients to be reported in the second half of 2024. Initial clinical data with CABA-201 in the SSc and gMG trials is anticipated to be reported in the second half of 2024. Accelerated by our team’s deep expertise in cell therapy in autoimmunity, demonstrated track record of strong clinical execution, positive regulatory interaction since 2018, and our successful cell therapy manufacturing, we are uniquely positioned to advance CD19-targeting cell therapy candidates to further our mission to develop therapies that deliver deep, durable and potentially curative responses for patients in a broad range of autoimmune diseases.

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

In May 2020 and October 2021, we amended and restated our worldwide license agreement with Penn to develop our CAAR T technology to treat B cell-mediated autoimmune and alloimmune diseases. This license agreement provides us with access to multiple patent families covering CAAR T therapy as applied to the field of B cell-mediated autoimmune and alloimmune diseases and to the robust intellectual property portfolio created by Penn under these SRAs in this field. See “Our Material Agreements -Amended and Restated License Agreement with Penn.”

Our ongoing collaboration with Penn is also based on a Master Translational Research Services Agreement, or the Services Agreement, that we entered into in October 2018, along with multiple additional agreements under the Services Agreement to engage and partner in individual Penn entities, including cell product manufacturing, correlative research, vector manufacturing, clinical trial operations and protocol development. In February 2023, we entered into a second Master Translational Services Agreement with Penn, or the CARTA Services Agreement, pursuant to which Penn agreed to perform certain research, development and manufacturing activities. The services encompassed by the CARTA Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the CARTA Services Agreement. In addition to the Services Agreement, we have agreements in place with various functional areas and centers that provide additional resources to Penn as well as contractual commitments from Penn with the goal of providing the capacity to manufacture certain of our product candidates. Penn has also agreed to manufacture vector product for use in our clinical trials. Penn’s obligations are subject to certain limitations and termination rights. See “Our Material Agreements - Master Translational Research Services Agreement with Penn”.

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

Our Strategy

Our goal is to build upon our deep expertise in engineered T cell therapies for autoimmune diseases enhanced by our exclusive translational research partnership with Dr. Georg Schett to accelerate the discovery, development and commercialization of our product candidates. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from a broad range of autoimmune diseases with B cell involvement. To achieve this goal, key elements of our strategy include:

•
Achieving clinical proof-of-concept for our lead product candidate, CABA-201, across multiple autoimmune diseases driven by B cells. Academic clinical data published in Nature Medicine in September 2022 and in NEJM in February 2024, demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with fludarabine and cyclophosphamide induced complete clinical responses in five out of five patients with moderate to severe, refractory SLE, with up to 2.5 years of follow up, as of February 2024. Since then, academic clinical data has demonstrated the same 4-1BB co-stimulatory domain-containing CD19-CAR T cell therapy at the same dose following a similar preconditioning regimen resulted in robust clinical improvement in 15 patients with SLE, idiopathic inflammatory myositis, and systemic sclerosis. The published safety data to date reported 11 out of 15 patients experienced CRS with 10 out of the 11 patients with fever, a Grade 1 event; there was one CRS event more severe than fever, a Grade 2 event, in a myositis patient with pre-existing lung disease. There was also a single Grade 1 ICANS event reported out of the 15 patients. Our exclusive translational partnership with Dr. Schett, the lead investigator of the study, is focused on generation of additional translational data to gain a deeper understanding of the immunologic mechanisms of response and clinical insights from ongoing and continued clinical studies in multiple autoimmune disease indications. Due to the purposeful design of CABA-201 to have a high level of functional and structural similarity to the construct used in these academic studies and engineered specifically for the use in autoimmune patients, we believe CABA-201 may have the potential to transform the treatment of a broad range of autoimmune diseases. We have four IND applications cleared for the RESETTM Phase 1/2 clinical trials in systemic lupus erythematosus, myositis, systemic sclerosis, and generalized myasthenia gravis and the RESET-SLETM and RESET-MyositisTM Phase 1/2 trials are currently recruiting patients. Initial clinical data from each of the first patients in the RESET-MyositisTM and RESET-SLETM trials is anticipated in the first half of 2024 with longer term follow-up on these and additional patients to be reported in the second half of 2024. Initial clinical data in the RESET-SSc™ and RESET-MG™ trials is anticipated to be reported in the second half of 2024. As the academic data published to date showed T cell expansion and B cell depletion within the first month post-infusion enabled robust clinical improvement by three months with up to 2.5 years of follow-up in autoimmune patients, and given the similarity of CABA-201 to the academic construct, we expect our initial clinical and translational data to provide insights that may predict longer-term outcomes.

•
Utilizing our expertise in autoimmune cell therapy to enable a novel clinical strategy and efficient study design. The RESETTM Phase 1/2 clinical trials are comprised of independent cohorts with well-defined disease sub-types, each comprised of 6 patients, which can enroll and dose patients in parallel. The trials are initiating at a cell dose that is equivalent to the dose of the 4-1BB-containing CD19-CAR T cell therapy used in the academic publications (1.0 x 106 cells/kg) with the same preconditioning regimen of fludarabine and cyclophosphamide. Each 6-patient cohort treated with an identical dose – without dose escalation requirement – is designed to inform discussions with the FDA on a registrational path for each indication, following the completion of any cohort. Our clinical strategy enables broad investigation of CABA-201 across nine cohorts with well-defined patient populations in four RESETTM Phase 1/2 clinical trials with the same dose and similar design. We have also received FDA Fast Track Designation for CABA-201 in SLE, lupus nephritis, dermatomyositis, and systemic sclerosis.
•
Leveraging our cellular therapy knowledge and experience in addition to development efficiencies gained through our longstanding Penn collaboration to rapidly build fully integrated internal infrastructure. We have differentiated expertise that we believe is uniquely suited to the continued buildout of our CABA™ platform, focused on autoimmune diseases. Our management team has expertise in conducting complex, interdisciplinary autoimmune-focused cell therapy clinical trials with a track record of positive regulatory interactions to support cell therapies in autoimmune diseases since 2018. We have had six INDs for autoimmune cell therapies, each cleared within the routine 30-day period with five Fast Track Designations granted to date. In addition, we have a successful track record of manufacturing novel cell therapy product candidates with academic and industry partners. Not only does our team possess significant experience in the manufacturing of cell therapy product candidates, but our partnership with Penn allows us to utilize their existing infrastructure, which has accelerated our early development activities. In parallel, we continue to build out our internal capabilities while developing and continuing to implement a path to manufacturing independence, with established commercial CDMO partnerships to provide vector and cell processing capabilities at commercial grade and scale.
•
Advancing the RESETTM Phase 1/2 clinical trials to address significant unmet patient need while continuing to commit to optimize the patient experience. We are focused on developing the first potentially curative targeted cellular therapies for patients with autoimmune diseases. We plan to expand development of CABA-201 to a broad range of autoimmune diseases where the biologic opportunity for cure or treatment may be possible, addressing significant unmet patient need and plan to file INDs in additional indications for CABA-201 in 2024, with the goal of broadening the portfolio to aim to realize the potential of CABA-201. While potentially serving a broad range of patients, we are committed to advancing to optimize the patient experience through minimizing the requirement for inpatient stay, optimizing the preconditioning regimen, reducing the burden of apheresis, and/or innovating to address scale in autoimmune disease.

B Cells in Autoimmune Diseases: Overview and Current Treatment Paradigm

The body’s immune system, which is designed to protect the body from infection and cancer, includes B cells and T cells. In addition to producing antibodies against antigens that the body perceives as foreign, B cells are responsible for producing inflammatory cytokines, co-stimulating other immune cells, and presenting antigen to T cells to enable cell-mediated immunity. Autoimmune disease occurs when the immune response becomes mistakenly targeted to healthy tissues and cells, and B cells can contribute to the incitement and/or maintenance of these processes through their varied immune mechanisms. In the case of many autoimmune diseases, B cells are responsible for driving disease through production of autoantibodies, or antibodies against the ‘self,’ that lead to disease, as well as through costimulation of T cells and through cytokine production.

Thomas G. Forsthuber, et al. “B cell-based therapies in CNS autoimmunity: differentiating CD19 and CD20 as therapeutic targets.” Therapeutic Advances in Neurological Disorders (2018): Vol 11: 1-13

Key markers of B cell lineage. CD19 serves as a B cell marker from the pro B cell phase until differentiation to plasma cells, while CD20 is a surface marker expressed in a narrower range of the B cell maturation process. CABA-201 is directed to the CD19 B cell marker. CAAR T product candidates are designed to eliminate antigen specific B cells in each targeted disease, preventing their further development to antibody secreting plasma cells. IgM: immunoglobulin M; IgD: immunoglobulin D; IgA: immunoglobulin A; sIg: surface immunoglobulin, representing the autoantibody on the B cell surface.

There is currently no cure for autoimmune diseases. Current treatment options for autoimmune diseases involve generalized immune suppression, achieved through corticosteroids, immunosuppressive medications and biologics. Most commonly, corticosteroids are used on both a chronic and acute basis to control disease and act via a variety of mechanisms to control or downregulate multiple inflammatory pathways. In many cases, systemic immunosuppressive medications often used in chemotherapy such as mycophenolate, azathioprine and methotrexate, are added in an effort to minimize symptoms and manage the expected recurrences in patients. Biologic therapies have emerged as a new class of therapies and have a variety of targets including cytokines, B cells, and co-stimulation molecules. All of these current treatment options impair or destroy healthy B cells and/or other immune cells as well as pathogenic ones, weakening the patient’s overall immune function, potentially putting them at risk for infection and impairing their response to vaccines. In general, these drugs require chronic administration and may have life-threatening side effects. We believe the ideal therapy in autoimmune diseases with B cell involvement would completely and specifically eliminate the pathogenic B cells with restoration of the normal immune system, enabling an “immune reset,” restoring the body’s immune system to its normal function of fighting foreign invaders, not healthy tissues.

Our Approach

Our proprietary CABA™ platform encompasses two strategies. The CARTA approach is designed to achieve transient but complete depletion of all B cells following a single infusion, allowing for the elimination of disease-causing B cells and subsequent repopulation by healthy B cells. This strategy may be able to reset the immune system, providing potentially meaningful clinical responses to patients off immunosuppressive therapies. The legacy CAART approach is designed to engineer T cells to express CAARs that selectively engage and eliminate only disease-causing B cells. We believe our CABA™ platform has the potential to enable complete and durable responses for a broad range of autoimmune diseases.

Our CARTA Strategy

Engineered T cell therapy is a type of immunotherapy in which human T cells are genetically modified to express specific receptors, enabling the T cells to recognize and eliminate pathogenic cells. A key application of engineered cell therapy involves the use of CARs, which are engineered molecules that enable T cells to identify specific antigens present on the surface of diseased cells. When expressed on the patient’s T cells, the CAR directs the T cells to kill cells that express a particular antigen. CAR T technology has been used to develop treatments for B cell cancers, which have led to regulatory approvals for 6 cell therapies for certain types of leukemias and lymphomas. In these B cell cancers, CAR T therapy has resulted in complete remission of disease in many patients, even in patients with severe, refractory cancer.

Academic clinical data published in Nature Medicine in September 2022 and in NEJM in February 2024 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with standard doses of fludarabine and cyclophosphamide induced complete clinical responses in five out of five patients with moderate to severe, refractory SLE, with up to 2.5 years of follow up in the first treated patient, as of February 2024. Since then, academic clinical data has demonstrated the same 4-1BB co-stimulatory domain-containing CD19-CAR T cell therapy at the same dose following a similar preconditioning regimen resulted in robust clinical improvement in 15 patients with SLE, idiopathic inflammatory myositis, and systemic sclerosis, as published in NEJM in February 2024. The published safety data to date reported 11 out of 15 patients experienced CRS including 10 out of the 11 patients with fever, a Grade 1 event; there was one CRS event more severe than fever, a Grade 2 event, in a myositis patient with pre-existing lung disease. There was also a single transient episode of dizziness, graded as a Grade 1 ICANS event, reported out of the 15 patients. New naïve B cells repopulated within two - five months of CAR T infusion in all patients, with no evidence of recurrence of disease or autoantibodies following repopulation. In summary, the data suggests the potential for a reset of the immune system in these patients.

Our exclusively licensed fully human CD19 binder has been designed to be highly similar to the construct used in the Nature Medicine paper. The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China in approximately 20 patients, where IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. The activity of T cells expressing a 4-1BB-containing CAR with our fully human binder was evaluated against T cells expressing a 4-1BB-containing CAR utilizing the murine CD19 binder employed in the Nature Medicine study cited above, FMC63-CART, as a benchmark. Compared to FMC63-CART, CABA-201 exhibited comparable biologic activity in vitro and in vivo (Dai, Zhenyu, et al). Given its similarity to the CD19-CAR T construct employed in the trial conducted by Dr. Georg Schett and his colleagues, including incorporation of the same 4-1BB co-stimulatory domain, our RESETTM Phase 1/2 trials are initiating at same dose as the dose used in the academic publications (1.0 x 106 cells/kg).

Our CAART Strategy

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

FTD – FDA Fast Track Designation received in dermatomyositis, SLE and lupus nephritis, systemic sclerosis, mucosal pemphigus vulgaris, and MuSK-Ab positive MG.

1. Currently being evaluated in a Phase 1 trial.

Our Product Candidates

CABA-201 for multiple autoimmune indications

Our lead product candidate for the CARTA strategy, CABA-201, is designed to achieve transient but complete depletion of all B cells following a single infusion, allowing for the elimination disease-causing B cells with subsequent repopulation by naïve healthy B cells. This strategy may be able to reset the immune system, providing potentially meaningful clinical responses to patients off immunosuppressive therapies. Cabaletta is advancing four RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc and gMG, with potential application in a broad range of other autoimmune diseases.

CABA-201 is comprised of a fully human anti-CD19 binder, which is the extracellular targeting domain. In addition, it contains a 4-1BB costimulatory domain and a CD3-zeta signaling domain, as shown in the figure below:

Image showing the design of CABA-201, with a fully human anti-CD19 binder, the 4-1BB costimulatory domain and the CD3-Zeta signaling domain. The costimulatory and signaling domain are identical to the construct used in the academic clinical studies published in Nature Medicine and Lancet Rheumatology that were evaluated in SLE and myositis, respectively.

Academic clinical data published in Nature Medicine in September 2022 and in NEJM in February 2024 demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with fludarabine and cyclophosphamide induced complete clinical responses in five out of five patients with moderate to severe, refractory SLE, with up to 2.5 years of follow up in the first treated patient off immunosuppressive therapies, as of February 2024. Since then, academic clinical data has demonstrated the same 4-1BB co-stimulatory domain-containing CD19-CAR T cell therapy at the same dose following a similar preconditioning regimen has led to robust improvement in clinical disease activity within three months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within seven months of treatment. The published safety data to date reported 11 out of 15 patients experienced CRS with 10 out of the 11 patients with fever, a Grade 1 event; there was one CRS event more severe than fever, a Grade 2 event, in a myositis patient with pre-existing lung disease. There was also a single Grade 1 ICANS events reported out of the 15 patients. In summary, the data suggests the potential for a reset of the immune system in these patients.

Our exclusively licensed fully human CD19 binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China in approximately 20 patients, where IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. The activity of T cells expressing a 4-1BB-containing CAR with our fully human binder was evaluated against T cells expressing a 4-1BB containing CAR utilizing the murine CD19 binder employed in the Nature Medicine study cited above, FMC63-CART, as a benchmark. Compared to FMC63-CART, CABA-201 exhibits comparable biologic activity in vitro and in vivo, as shown in the figure below (Dai, Zhenyu, et al).

In vitro (top) and in vivo (bottom) data illustrating the binding affinity and body weight effects of a CD19-CAR T with the FMC63 binder vs. the binder utilized in CABA-201 (clone 78). Binding affinities and body weight impact are most similar between the FMC63 binder and Clone 78, which is the binder in CABA-201.

Given its structural and functional similarity to the CD19-CAR T construct employed in the academic clinical study published in Nature Medicine, including incorporation of a 4-1BB co-stimulatory domain, we believe CABA-201 may have the potential to reset the immune system and transform treatment of a broad range of autoimmune diseases with high unmet need.

Disease Backgrounds

Systemic lupus erythematosus is a chronic autoimmune disease, most common in young women between the ages of 15 and 40, with higher frequency and greater severity in people of color. In SLE, the immune system attacks healthy tissue throughout the body. It is results in a range of clinical manifestations, including end organ damage and an increased risk of death. SLE affects up to 320,000 patients in the U.S. Lupus nephritis is the most common end-organ manifestation of SLE, affecting approximately 40% of SLE patients. Among these patients, the risk of end-stage renal disease is approximately 17% and the risk of death is approximately 12%, each within 10 years of diagnosis.

Myositis refers to a group of autoimmune diseases characterized by severe inflammation and muscle weakness. It commonly impacts women of middle age, and in some cases, myositis may also affect other organs and systems in the body, such as the lungs, heart, or skin. Myositis is classified into several subtypes based on the underlying immune mechanisms and clinical characteristics. Although the pathogenesis of myositis is not well understood, there are several subtypes thought to be driven by B cells, including dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM. All three subtypes can lead to severe functional impairment and may be life-threatening. Nearly 66,000 patients are affected by these three subtypes in the U.S. Current standard of care typically involves medications to suppress the immune system and/or chronic intensive therapies such as intravenous immunoglobulin, or IVIg. Despite these therapies, many myositis patients have disease that remains refractory to existing medications.

Systemic sclerosis is a rare and potentially fatal chronic autoimmune disease characterized by progressive fibrosis and scarring of the skin and internal organs that can lead to life-threatening conditions, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. Although the etiology of SSc is not well understood, the pathogenic role of autoantibodies and B cells in SSc provides a rationale for studying CAR T therapy in this population. Approximately 88,000 patients in the U.S. are affected by SSc, commonly middle-aged women. Current treatments, which have modest effects, include generalized immunosuppression or drugs targeted to specific symptomatic manifestations. In some cases, autologous hematopoietic stem cell transplant may provide some benefits in organ involvement, but is associated with significant risks, including mortality, infertility, and secondary autoimmune disease, limiting its potential to be applied broadly. The risk of mortality in SSc remains high due to the lack of adequate treatments, with an average survival of approximately 12 years following initial diagnosis.

Myasthenia gravis is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. Generalized MG affects approximately 85% of the between 50,000 and 80,000 estimated MG patients in the United States. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, shortness of breath due to respiratory muscle weakness and risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which often require chronic administration, increasing the risk of serious long-term side effects.

Clinical Development Plan

With four IND applications cleared, Cabaletta is advancing RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc and gMG, with potential application in a broad range of other autoimmune diseases. Our CABA-201 Phase 1/2 RESET-SLETM and RESET-MyositisTM trials are currently enrolling patients. The RESETTM Phase 1/2 clinical trials are comprised of independent cohorts with specific objectively defined disease sub-types, which can enroll and dose patients in parallel, and each cohort is expected to be comprised of 6 patients. The trials are initiating at a dose, which is equivalent to the dose of the 4-1BB CD19-CAR T used in the academic publications (1.0 x 106 cells/kg) with the same preconditioning regimen of fludarabine and cyclophosphamide. Our clinical strategy enables broad investigation of CABA-201 across nine cohorts with well-defined patient populations in four RESETTM Phase 1/2 clinical trials with the same dose and similar design. We plan to file for INDs in additional indications for CABA-201 in 2024, broadening the portfolio to realize the potential of CABA-201. We have also received FDA Fast Track Designation for CABA-201 in SLE, lupus nephritis, dermatomyositis, and systemic sclerosis.

Initial clinical data from each of the first patients in the RESET-MyositisTM and RESET-SLETM trials is anticipated in the first half of 2024 with longer term follow-up on these and additional patients to be reported in the second half of 2024. Initial clinical data from the RESET-SScTM and RESET-MGTM trials is anticipated to be reported in the second half of 2024. As the academic data published through February 2024 showed T cell expansion and B cell depletion within the first 10 days post-infusion enabled robust clinical improvement by three months with up to 2.5 years of follow-up in autoimmune patients, and given the similarity of CABA-201 to the academic construct, we expect our initial clinical and translational data to provide insights that may predict longer-term outcomes.

DSG3-CAART for Mucosal PV

DSG3-CAART is a CAAR T cell therapy expressing DSG3 as the extracellular domain of a chimeric immunoreceptor and is designed to enable specific cytotoxicity toward B cells autoreactive to DSG3. We believe this strategy has the potential to directly eliminate the disease-causing cells in mucosal pemphigus vulgaris, or mPV, an autoimmune disease that causes blisters on the skin and mucous membranes, which may lead to lasting clinical remission without damage to the healthy immune system. PV has two major subtypes: (1) mPV, which is caused by DSG3 autoantibodies and affects the mucous membranes; and (2) mcPV, which is caused by DSG3 and DSG1 autoantibodies, affecting both the mucous membranes and the skin. PV affects 11,000-19,000 prevalent patients in the United States, of which approximately 25% have mPV and 75% have mcPV. Like most autoimmune diseases, the current standard of care for PV relies on general immune suppression, which is often transiently effective but can lead to severe infection, potentially resulting in hospitalization and death.

Clinical Development Plan

The DesCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of DSG3-CAART in the treatment of subjects with active mPV. The primary objective of the trial is to evaluate the safety of DSG3-CAART cells, and secondary objectives include evaluating the initial signs of target engagement. The FDA granted DSG3-CAART Orphan Drug Designation for the treatment of PV in January 2020 and Fast Track Designation for improving healing of mucosal blisters in patients with mPV in May 2020. While we initiated the DesCAARTesTM trial without a preconditioning regimen, we have now implemented cohorts with a preconditioning regimen where certain subjects are pre-treated with IVIg and cyclophosphamide, and other patients are pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion.

MuSK-CAART for MuSK Myasthenia Gravis

MuSK-CAART is an investigational cell therapy aimed at treating patients with anti-MuSK antibody positive myasthenia gravis, or MuSK MG, who have active disease. We believe this strategy has the potential to directly eliminate the disease-causing cells in MuSK MG – induced by autoantibodies targeting the neuromuscular junction leading to potentially life-threatening muscle weakness to enable a complete and durable response for this disease. The current standard of care for patients with MuSK MG is typically corticosteroids in addition to one or more steroid-sparing immunosuppressive agents.

Clinical Development Plan

The MusCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of MuSK-CAART in the treatment of subjects with active MuSK MG. The primary objective of the trial is to evaluate the safety of MuSK-CAART cells, and a key secondary objective is to evaluate the initial signs of biologic activity. The primary endpoint of the study is the incidence of adverse events within three months of MuSK-CAART infusion, including dose limiting toxicity defined as occurring within 28 days of infusion. In February 2022, MuSK-CAART received Fast Track Designation from the FDA to improve activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis.

Manufacturing

Manufacturing Strategy

We are implementing a two-stage plan that we believe will ultimately enable us to achieve manufacturing independence. Part of our strategy relies on engaging non-profit and commercial suppliers early and in a staged manner. We believe partnering with proven and reputable manufacturing partners will allow us to efficiently deploy financial and personnel resources. The early phase of this plan is ongoing and utilizes the deep expertise in cell and vector manufacturing from our partners at Children’s Hospital of Philadelphia, or CHOP, and Penn, as well as commercial CDMO partnerships. We believe these facilities and partnerships will allow us to move efficiently into clinical trials with expanded commercial grade vector and cell product supply. We are aware that changes in any manufacturing process or facility introduces regulatory and scientific risk to a development program, if the changes result in a product that is not comparable. We plan to mitigate these risks across the two stages as follows:

•
By securing contract development and manufacturing organizations, or CDMOs, as partners during the early phase of our manufacturing strategy early on for both vector and cell manufacturing. We plan to prioritize potential partners who are qualified to, and have an established track record of, the commercial production of vector and cell products. We believe this allows us to make one change in our supply partners during an early period of clinical development to facilitate in vitro comparability testing and clinical validation, prior to controlled clinical studies. As part of this strategy, in January 2021, we initiated our strategy to partner with multiple CDMOs to supply our product candidates. At that time, we initiated a collaboration with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial. In August 2023, we expanded the WuXi Agreement, enabling WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities. In December 2021, we entered into the LSA with Oxford to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program. In August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201. In November 2023, Cabaletta partnered with Cellares to evaluate Cellares’ automated manufacturing platform, the Cell Shuttle™, through Cellares’ Technology Adoption Partnership program. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the manufacture of CABA-201, which is progressing.
•
After the early phase, and contingent on supportive clinical data from our product candidates, we are planning to advance the late phase of our manufacturing strategy. During the late phase, we plan to expand our CDMO relationships, lease, build, qualify and run our own manufacturing facility, or establish a strategic partnership to leverage the partner’s manufacturing expertise, with a focus on innovations to address scale. Preparations are currently ongoing to implement commercial-ready process in advance of pivotal studies for CABA-201. We believe this later stage will enable full control of continuous improvement, product development and commercial supply for products arising from our CABA™ platform.

Vector Manufacturing

The lentiviral vector that we have used in the initial subjects in our DesCAARTesTM trial was manufactured at CHOP. The lentiviral vector that we plan to use in the initial subjects in our MusCAARTesTM trial was manufactured at Penn. In parallel, we have engaged in development work with multiple CDMOs to secure production slots for vector for our CABA-201 and DSG3-CAART clinical trials. In December 2021, we entered into the LSA with Oxford to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201. In February 2024, we and Oxford entered into a third amendment of the LSA to update the patent schedule. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.

Cell Manufacturing

We have entered into a collaboration with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn, to provide focused scientific, technical and regulatory support for CAAR T and CAR T cell manufacture. CVPF is accredited by the Foundation for the Accreditation of Cellular Therapy and is capable of and experienced at supporting manufacture for early-phase clinical trials of novel cell therapy products in first-in-man clinical trials. We expect to rely upon CVPF as one of our manufacturing partners to provide initial Phase 1 clinical trial drug supply for CABA-201 and DSG3-CAART. Penn’s manufacturing process for DSG3-CAART is directly related to the process developed at Penn for early clinical trials of CD19-CAR T, which subsequently became known commercially as Kymriah. The process was later transferred to Novartis Pharmaceuticals Corporation and further modified for the Kymriah program.

As we scale our manufacturing for our product candidates to meet our expected needs for further clinical trials, we may or may not rely on Penn, but we also expect to rely on CDMOs and other third parties for the manufacturing and processing of our clinical trial materials. Any CDMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR or CAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need. In January 2021, we initiated a collaboration with WuXi to serve as an additional cell processing manufacturing partner for our ongoing MusCAARTesTM trial, which collaboration was amended in August 2022. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201.

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

We aim to achieve full manufacturing independence through expanding our CDMO relationships, establishment of our own manufacturing facilities, and/or through a strategic partnership. Our development and commercialization efforts will focus initially on the United States, with expansion to the European Union and Asia-Pacific geographies, potentially with the support of strategic partners.

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

There are multiple companies with marketed CAR T therapies for the treatment of hematologic cancers, including Novartis Pharmaceuticals Corporation, Gilead Sciences, Inc., Bristol Myers Squibb, Johnson and Johnson, Inc. and Legend Biotech Corporation. A subset of these companies along with other biopharmaceutical companies have announced CD19-targeting therapies and other methods of engineering T cells in development for the treatment of autoimmune diseases with B cell involvement, including SLE, MG, among others. There are also a number of companies with leading autoimmune franchises but without disclosed cell therapy platforms who may become competitors.

Within the CAR T field, we recognize that a subset of companies with an investment and expertise in CAR T cell development for oncology indications have announced they intend to leverage their technology in autoimmune disease-affected populations. We are aware of other pharmaceutical and biotechnology companies that are exploring CART-19 as well as other methods of engineering T cells, natural killer, or NK, cells or bispecific antibodies for the treatment of autoimmune conditions.

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

As of March 1, 2024, our in-licensed patent estate included seven issued U.S. patents, four granted foreign patents, seven pending U.S. patent applications, and 50 pending foreign patent applications. See “Our Material Agreements - IASO Agreement” and “Our Material Agreements - Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.” As of March 1, 2024, our Cabaletta-owned patent estate included two U.S. provisional patent applications.

With regard to our CABA-201 product candidate, under the IASO Agreement, we have in-licensed one patent family which is directed to a CD19 specific chimeric antigen receptor and a CD19-specific antibody binding site, and contains one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Hong Kong and Japan. These patent applications, if issued, would be expected to expire in 2040. The family also contains one granted Chinese patent, which is scheduled to expire in 2040. This patent family is owned by IASO and is exclusively licensed to us in the field of the license. We also own two provisional U.S. patent applications drawn to methods of treating autoimmune diseases with a chimeric antigen receptor, including a CD19-specific chimeric antigen receptor. Any granted patents claiming priority to these applications would be expected to expire in 2044.

With regard to our DSG3-CAART product candidate, under the Amended and Restated License Agreement with Penn, we have in-licensed one patent family containing five issued U.S. patents with claims directed to a CAAR containing an extracellular domain containing DSG3, DSG1 or fragments thereof, nucleic acids encoding the CAAR, genetically modified cells comprising the CAAR, and methods of treatment using the same. These patents are scheduled to expire between 2035 and 2037, without taking potential patent term extensions into account. The family also contains counterpart patents granted in Europe, Canada, and China, which are scheduled to expire in 2035, and counterpart patent applications pending in the U.S., China, Europe and Hong Kong. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

With regard to our MuSK-CAAR T cell product candidate, under the Amended and Restated License Agreement with Penn, we have in-licensed one patent family containing one issued U.S. patent with claims directed to a CAAR containing an extracellular domain containing a MuSK autoantigen and nucleic acids encoding the CAAR. This patent is scheduled to expire in 2039, without taking potential patent term extensions into account. The family also contains one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico and New Zealand, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

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

In addition to patent protection, we also rely on know-how and trade secret protection for our proprietary information that is not amenable to, or that we do not consider appropriate for, patent protection, to develop and maintain our proprietary position. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our know-how, trade secrets, and other proprietary information. In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities, and market exclusivities. See “Government Regulation” for additional information.

Our Material Agreements

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement, or the IASO Agreement, with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a CABA-201 trial was dosed.

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica, or Oxford, wherein the LSA grants us a non-exclusive license to Oxford's LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201 with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment of the LSA to update the patent schedule.

WuXi Manufacturing Agreement

In January 2021, we entered into the WuXi Agreement with WuXi to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months’ notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months’ prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months’ prior written notice, but such notice may not be effective prior to February 2028.

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

In February 2023, we entered into a second Master Translational Research Services Agreement with Penn, or the CARTA Services Agreement, pursuant to which Penn agreed to perform certain research, development and manufacturing activities. The CARTA Services Agreement will expire on the later of (i) February 9, 2026 or (ii) completion of the services for which we have engaged Penn under the CARTA Services Agreement. Either party may terminate the agreement with or without cause upon a certain number of days’ prior written notice. The services encompassed by the CARTA Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the CARTA Services Agreement.

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

Accelerated Approval for Regenerative Medicine Advanced Therapies

FDA’s regenerative medicine advanced therapy, or RMAT, program is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that FDA designate a drug as an RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. An RMAT that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity, which attaches to the twelve-year exclusivity period for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

In order to secure coverage and reimbursement for any drug product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our drug product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Additionally, one third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the product or service, and the level of coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process will often require us to provide scientific and clinical support for the use of our products to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

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

Additionally, we may be subject to data privacy and security regulations by both the federal government and states in which we conduct our business. For example, HIPAA created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or the HITECH, and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

European Union General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, ensuring an appropriate legal basis or condition applies to the processing of personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

In addition, further to the UK’s exit from the EU, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime.

The GDPR and UK GDPR apply extraterritorially, and we may be subject to the GDPR and UK GDPR because of our data processing activities that involve the personal data of individuals located in the European Union or United Kingdom, such as in connection with our EU and UK clinical trials. Failure to comply with the requirements of the GDPR or UK GDPR and the applicable national data protection laws of the EU member states and UK may result in fines of up to €20,000,000 (or £17.5 million for the UK) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR and UK GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Human Capital Resources

As of December 31, 2023, we had 103 employees, 101 of whom were full-time and two who were part-time. Of those, 87 were engaged in research and development activities. All company employees are located in the United States. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website located at www.cabalettabio.com as soon as reasonably practicable after they are filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov.

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

Cellular therapies are a novel approach and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. Cellular therapies remain novel in general, and there are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. In the future, in the event such severe side effects are observed with other CAR T therapies (including those with a CD19 binder), it may increase negative perception of, and regulatory scrutiny on, our product candidates. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following treatment with BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. The FDA also stated that patients and clinical trial participants receiving treatment with such approved products should be monitored life-long for new malignancies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates, in clinical trials of others developing similar products or in the post-approval setting and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to systemic lupus erythematosus, or SLE flare, idiopathic inflammatory myopathy (IIM), or myositis, worsening, systemic sclerosis, or SSc, worsening, pemphigus flare, muscle-specific kinase myasthenia gravis, or MuSK MG, generalized myasthenia gravis, or gMG, flare or myasthenic crisis from infusion of activated T cells or medication taper, cytokine release syndrome, or CRS, or other unexpected adverse effects of therapy with our product candidates or potential class-wide side effects, such as those related to CD19-directed autologous CAR T cell immunotherapies;
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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the CAR T therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABATM platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

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

In addition, responses by agencies at the federal and state level to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. The FDA has expressed interest in further regulating biotechnology products, such as cellular therapies. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other government entities or governing agencies have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of cellular therapy products conducted by others or in the post-approval setting may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions.

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

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, MuSK CAAR and CABA-201 and intend to screen future CAR and CAAR candidates not yet tested in patients through preclinical studies, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and CABA-201 and did not observe any confirmed off target activity for MuSK-CAART or CABA-201. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are re-treated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

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

Preconditioning regimens, as currently implemented in several of our clinical trials, may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We have implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects are pre-treated with IVIg and cyclophosphamide, and other patients are pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our CABA-201 REstoring SElf-Tolerance, or RESETTM, clinical trials. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our RESETTM trials will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by CABA-201. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after CABA-201, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of CABA-201 independent of the effects of fludarabine and cyclophosphamide.

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

The initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because DSG3-CAART and MuSK-CAART are the first and second product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues. For example, we did not use pre-infusion lymphodepletion or other preconditioning regimens in the initial dose escalation cohorts of our DesCAARTesTM trial. However, based on emerging clinical and translational data, we have now implemented a cohort where a preconditioning regimen with lymphodepleting agents and an immunomodulatory agent is administered in the DesCAARTesTM trial, and we continue to evaluate whether the use of a lymphodepleting or other, or any, preconditioning regimen is necessary for our other product candidates to be successful, and if we determine that it is, it could result in delays in clinical development and will expose patients to the associated risks.

Additionally, a failure of our clinical trials of DSG3-CAART, MuSK-CAART or CABA-201 RESETTM trials could influence physicians’ and regulators’ opinions with regard to the viability of our CABATM platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, MuSK-CAART or CABA-201, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T or CAR T cell therapies may be significantly harmed.

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

Our DesCAARTesTM trial, MusCAARTesTM trial, and RESETTM trials in SLE, myositis, SSc, and gMG are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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
•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND submission or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology or by those that rely on a similar construct, design and/or third-party research that raise FDA concerns about risk to patients of the technology or construct broadly, and/or negative public perception of the same; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

For our RESETTM trials and DSG3-CAART, MuSK-CAART and our other product candidates clinical trials, we expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, or with CAR T cell therapies broadly following the FDA’s investigation into reports of T cell malignancies for approved BCMA- and CD19-directed CAR T cell immunotherapies;
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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, and gMG, and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients.

Since the number of patients that we plan to dose in our DesCAARTesTM trial, our MusCAARTesTM trial, and our RESETTM trials in SLE, myositis, SSc and gMG is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our DesCAARTesTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, MuSK-CAART, or CABA-201, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial, our MusCAARTesTM trial, and RESETTM trials, respectively.

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

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We believe we are the first and only company developing CAAR T drug candidates, and one of several developing CAR T drug candidates, for the treatment autoimmune diseases where B cells may play a role in initiating or maintaining disease. However, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could attempt to leverage their expertise into autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond CABA-201, DSG3-CAART and MuSK-CAART. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of December 31, 2023, we had 101 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Business disruptions, including due to natural disasters, global conflicts or political unrest, could seriously impact our operations, research and trials and harm our future revenue and financial condition.

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

There are also current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by Chinese biotechnology service providers and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 ("Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern") which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with "countries of concern" such as China or Russia.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We initially licensed rights to the patents underlying our product candidates in August 2018 and initiated our DesCAARTesTM trial in June 2020. We have no products licensed for commercial sale, and we will continue to incur significant research and development and other expenses related to our ongoing operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We have to date financed our operations primarily through private placements of our preferred stock, the sale of common stock in our initial and secondary public offerings and sales of our common stock from time to time in “at-the-market” offerings.

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2023 and 2022, we recorded net losses of $67.7 million and $53.0 million, respectively. As of December 31, 2023, we had an accumulated deficit of $233.2 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We were incorporated in 2017 and initially acquired rights to license certain patent rights from Penn in August 2018, and acquired rights to license certain patent rights from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, in October 2022. All of our product candidates are still in the preclinical development or clinical stage. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture clinical and commercial scale therapeutics, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We may never be able to develop or commercialize a marketable product.

Our limited operating history, particularly in light of the rapidly evolving cell therapy field, may make it difficult to evaluate our current business and predict our future performance. Our relatively short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer. Similarly, we expect that our financial condition and operating results will continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our shareholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of DSG3-CAART and CABA-201. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on WuXi manufacturing services for MuSK-CAART and for the planned global clinical development of CABA-201 in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our INDs for CABA-201, which are designed to treat patients with active LN or active SLE without renal involvement, patients with myositis, patients with SSc, and patients with gMG became effective in March 2023, May 2023, September 2023 and November 2023, respectively. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of December 31, 2023, we had $241.2 million of cash, cash equivalents and short-term investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $272.1 million. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the first half of 2026, which includes initial clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2023 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted, and at our 2023 annual meeting our stockholders approved, an amendment to the 2019 Plan, or the Plan Amendment, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment. Our compensation committee determined the size of the increase to the reserved pool under the Plan Amendment based on projected equity awards to anticipated new hires, projected annual equity awards to existing employees and an assessment of the magnitude of increase that our institutional investors and the firms that advise them would likely find acceptable. We anticipate that the increased share reserve under our 2019 Plan, as amended by the Plan Amendment, will be sufficient to provide equity incentives to attract, retain, and motivate employees for a period of two years following the effective date of the Plan Amendment.

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

A European Unified Patent Court, or the UPC, came into force during 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the European Union. This could enable third parties to seek revocation of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. Any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of our European patents. Although we have decided, and may continue to decide, to opt out certain of our European patents and patent applications from the UPC, if certain formalities and requirements are not met, then our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. Thus, we cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC.

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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the DesCAARTesTM trial, MusCAARTesTM trial and RESETTM trials in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the autoimmune cell therapy space and our ability to progress additional product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In the event that one or more of our current or future service providers, manufacturers and other partners do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, due to the economic downturn, the enactment of legislative proposals or for any other reasons, then we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi, to manufacture certain clinical materials or to provide services in connection with certain clinical trials. Such foreign and foreign-owned vendors may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, we entered into an agreement with WuXi to serve as a manufacturing partner for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201, and have completed engineering runs. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

We are reliant on Penn and WuXi for our current manufacturing activities and Penn and/or WuXi’s failure to perform or termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

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

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by Chinese biotechnology service providers and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the chair and ranking member of the House Select Committee on the Chinese Communist Party, Representatives Mike Gallagher and Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

The CAART Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the CAART Services Agreement is amended, Penn will not be obligated to provide any further services under the CAART Services Agreement after that time. We currently anticipate that research and development projects under the CAART Services Agreement will continue through at least 2024. In addition, Penn has the right to terminate the CAART Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the CAART Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the CAART Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the CAART Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

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

The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. In lieu of the existing 18 month termination right for convenience under the WuXi Agreement, WuXi may not terminate prior to February 2028. If WuXi were to fail to perform their obligations in accordance with the terms of the WuXi Agreement or terminate the WuXi Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Our product candidates are uniquely manufactured. If we or any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for clinical trials or, if licensed, for commercial sale, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT sufficient for a portion of the patients we plan to enroll in our MusCAARTesTM trial and our RESETTM clinical trials in SLE, myositis, SSc and gMG. We have secured a supply of lentiviral vector from CHOP sufficient for a portion of the patients we plan to enroll in our DesCAARTesTM trial. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021 and in May 2023, we secured a license and supply agreement with Oxford to establish a process and supply lentiviral vector for the clinical and commercial development of our DSG3-CAART and CABA-201 candidates. There is no assurance that we will be able to continue to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

Because we are developing novel CAR T and CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, in 2016, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others or in the post-approval context may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates. For example, after the FDA’s November 2023 announcement of its investigation into reports of T cell malignancies for BCMA- and CD19-directed CAR T cell immunotherapies, the FDA informed us that, based on those reports, patients receiving CABA-201 in our clinical trials will require life-long monitoring for new malignancies.

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

On November 28, 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. While the FDA noted that it currently believes that the overall benefits of the approved products continue to outweigh their potential risks for their approved uses, the FDA stated that it is investigating the identified risk of T-cell malignancy with serious outcomes, including hospitalization and death, and is evaluating the need for regulatory action. However, because all currently approved CAR T-cell immunotherapies are in oncology indications, there can be no assurance that FDA will reach the same risk-benefit analysis in other indications, such as autoimmune. Given that the autoimmune diseases we are seeking to treat with CABA-201, a CD19-directed CAR T immunotherapy, are different indications from the approved oncology indications, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris, for MuSK-CAART for the treatment of MuSK MG and for CABA-201 for the treatment of idiopathic inflammatory myopathies (IIM, or myositis) and systemic sclerosis. We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. Although we may seek orphan drug designation for other product candidates, we may never receive such designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The FDA has granted rare pediatric disease designation to CABA-201 for the treatment of juvenile dermatomyositis. However, a marketing application for CABA-201 or any other product candidate, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to CABA-201 for the treatment of juvenile dermatomyositis. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA or BLA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original BLA for CABA-201. The FDA may determine that a BLA for CABA-201, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
juvenile dermatomyositis no longer meets the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved by the FDA;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the BLA is approved for a different adult indication than the rare pediatric disease for which CABA-201 is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics that receive rare pediatric disease designation on or prior to September 30, 2024 is currently limited to those candidates that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress. Absent any such extension, if a BLA for CABA-201 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

A fast track designation by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV, for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis and for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE, LN and the myositis subtype of dermatomyositis and for the treatment of patients with systemic sclerosis to improve associated organ dysfunction. We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for certain of our product candidates, we may not experience a faster development process, regulatory review or approval for these product candidates as compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

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

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the EU GDPR, and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, and together with the EU GDPR, or the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by the GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses, or SCCs) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based, or the Transfer Impact Assessment. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, or the IDTA, which enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

In the United States, there has been a flurry of activity at the state level. In California, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates comprehensive individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information.

Additionally, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the effects of the CCPA, as amended by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and decrease our potential exposure to regulatory enforcement and/or litigation.

Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. Further, various other jurisdictions around the world continue to propose new and/or amended laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines and penalties if we are unable to comply. The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Compliance with the above and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

If our security measures or those of our contractors, consultants or other service providers are breached or unauthorized access to confidential and/or proprietary information or other sensitive information, including individually identifiable health information or other personally identifiable information, is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

Unauthorized access to, or security compromises or breaches of, our systems and databases could result in unauthorized access to data and information and loss, compromise, misuse, or corruption of such data and information. The systems of any CMOs that we may engage now or in the future, and present and future CROs, contractors, consultants and other service providers also could experience breaches or compromises of security leading to the exposure of confidential and sensitive information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, wrongful conduct by employees, vendors, or other third parties, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud or cyber-attacks, computer malware, viruses, spamming, phishing attacks and social engineering, business email compromise, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access to or disrupt or compromise our information technology systems. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our information technology systems and infrastructure, network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to adequately prevent or address them.

It is also possible that unauthorized access to our confidential and/or proprietary information or other sensitive information, including customer or employee information, may be obtained through inadequate use of security controls by customers, suppliers or other vendors. We rely on such third parties to implement effective security measures and identify and correct for any failures, deficiencies, compromises or breaches.

In the event of a security compromise or breach, our company could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory inquiries, investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties and fines for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security compromise or breach were to result in a loss or misappropriation of, or damage to, our data, systems, or applications, or inappropriate disclosure of confidential or proprietary information or other sensitive information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to prevent security compromises or breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create security protections that are designed to shield our confidential and/or proprietary information or other sensitive information, including customer data, against potential theft and security compromises or breaches, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

We have in the past experienced security incidents, and we may in the future experience other data security incidents, compromises or breaches affecting personally identifiable information or other confidential business information. We remain at risk for future compromises or breaches, including, without limitation, compromises or breaches that may occur as a result of third-party action, or employee, vendor or contractor error or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we would be likely to experience harm to our reputation, financial performance, and customer and vendor relationships, and the possibility of litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Additionally, actual, potential or anticipated attacks or compromises may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, conduct security incident investigation or remediation and engage third-party experts and consultants. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Interruptions in the availability of server systems or communications with internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems, could harm our business.

We rely upon a variety of internet service providers, third-party web hosting facilities and cloud computing platform providers to support our business. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on or processed by such systems could result in interruptions in our operations, damage our reputation in the market, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines, and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to or there is misuse of our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

We also do not have control over the operations of the facilities of our cloud service providers and our third-party web hosting providers, and they also may be vulnerable to damage, security compromise or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in these providers’ service levels may adversely affect our ability to meet our requirements and operate our business.

Risks Related to Ownership of Our Common Stock

Risks Related to Ownership Generally

Our principal stockholders and management own a significant percentage of our stock and could be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 39% of our outstanding voting common stock, or 38% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders could have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2023 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market”, offerings under the 2023 Shelf Registration Statement and subject to the limitations thereof. We paid to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2023 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. In 2023, we sold 4,760,899 shares of common stock pursuant to the 2023 Sales Agreement, for net proceeds of $91.7 million, after deducting commissions of $2.4 million. From December 31, 2023 to March 21, 2024, we sold 258,070 additional shares, completing the 2023 Sales Agreement for net proceeds of $5.7 million, after deducting commissions of $0.1 million.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws (including the interpretation, application or validity thereof); or (iv) any action asserting a claim governed by the internal affairs doctrine (the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the Securities Act) or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

As of December 31, 2023, we had U.S. federal, state and local net operating loss carryforwards of $121.6 million, $131.9 million and $83.0 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses began to expire in 2024. Approximately $121.3 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

General Risk Factors

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Assuming we do not surpass one of the other thresholds, our status as an emerging growth company will end on December 31, 2024, which will be the last day of the fiscal year ending after the fifth anniversary of our initial public offering. As such, we will be subject to the disclosure requirements applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•
compliance with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act;
•
compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.
•
full disclosure obligations regarding executive compensation; and
•
compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 of Sarbanes-Oxley Act will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Additionally, we expect that our loss of emerging growth company and smaller reporting company status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We, under the oversight of the audit committee of our board of directors, have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats. Our risk management is supported by various tools and technologies, including third-party security solutions, monitoring, and alerting tools, designed to monitor, identify, and address risks from cybersecurity threats.

We engage with other third-party providers and consultants to support our cyber risk management efforts, including through periodic security testing and assessments. We have a process to assess certain major third-party vendors and service providers, including through a review of responses to compliance questionnaires and contractual requirements, as appropriate.

We, like other companies in our industry, face a number of risks from cybersecurity threats in connection with our business. Although such risks have not materially affected, and we do not believe they are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems. For more information about the risks from cybersecurity threats we face, please see Item 1A- Risk Factors.

Governance Related to Cybersecurity Risks

Our board of directors, as a whole and through its committees, has responsibility for the periodic review and oversight of information technology risks, including risks from cybersecurity threats.

The audit committee is responsible for oversight of our cyber risk management program. The day-to-day management of the cyber program is directed by the Director of IT under the direction of the Chief Financial Officer. Currently, the Director of IT reports to the Chief Financial Officer and provides periodic updates to the Chief Financial Officer on cyber matters.

The Director of IT meets with the Chief Financial Officer periodically to discuss and review our cybersecurity risk management processes and to address matters related to potential cybersecurity and information technology risks, with input from the Company’s third-party technology providers, as appropriate. The Chief Financial Officer provides periodic reports on cybersecurity and information technology matters to the audit committee, which is responsible for reviewing and overseeing the Company’s risk management process, including risks from cybersecurity threats, as set forth in the audit committee charter. The audit committee periodically reports on cybersecurity risk management to the full board of directors.

Item 2. Properties.

Our corporate headquarters are located in Philadelphia, PA, where we lease 7,672 square feet of office, research and development space subject to a lease agreement that is in effect through June 30, 2025. We also have a lease consisting of approximately 5,200 square feet of laboratory space in Philadelphia, PA that can be terminated by us with 90 days’ notice. We believe our facilities are currently adequate for us to conduct our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Stockholders

As of March 15, 2024, we had approximately 35 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases.

Our proprietary CABA™, or Cabaletta Approach to B cell Ablation, platform encompasses two strategies. Our CARTA, or Chimeric Antigen Receptor T cells for Autoimmunity, approach is designed to potentially reset the immune system. Our legacy CAART, or Chimeric AutoAntibody Receptor T cells, approach is designed to engineer T cells to selectively engage and eliminate only disease-causing B cells. We believe our CABA™ platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases.

The CARTA strategy is designed to achieve transient and complete depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the complete elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system, providing meaningful durable and complete clinical responses to patients off immunosuppressive therapies. The legacy CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which may enable the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, engaging them and resulting in their elimination. We believe our CABA™ platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

CABA-201, our lead product candidate and the first product candidate from our CARTA platform, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases. CABA-201 was designed for use in autoimmune patients to closely replicate the design of a CD19-CAR T construct employed in academic reports published in journals including Nature Medicine, Lancet Rheumatology, and the Journal of the American Medical Association. These studies have employed a CD19-CAR T cell therapy incorporating a 4-1BB co-stimulatory domain following standard lymphodepletion with fludarabine and cyclophosphamide. According to reports to date, in patients with systemic lupus erythematosus, anti-synthetase syndrome, and systemic sclerosis, the 4-1BB containing CD19-CAR T cell therapy has led to robust improvement in clinical disease activity within three months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within seven months of treatment. Follow-up is ongoing, with the clinical responses in systemic lupus erythematosus, or SLE, maintained off immunosuppressive therapies with up to 2.5 years of follow-up, as of February 2024 (Müller F, et al. “CD19 CAR T-Cell Therapy in Autoimmune Disease - A Case Series with Follow-up.” The New England Journal of Medicine (2024): 687-700).

The fully human CD19 binder in CABA-201, which was exclusively licensed from Nanjing IASO Biotherapeutics Co., Ltd., or IASO, was designed to be a fully human equivalent of the murine FMC63 CD19 binder that was used in the academic clinical reports referenced above. T cells expressing a 4-1BB-containing CAR with our fully human binder have been demonstrated to possess similar biologic activity in vitro and in vivo when compared to T cells expressing a 4-1BB-containing CAR utilizing the murine FMC63 CD19 binder employed in the academic studies (Dai, Zhenyu, et al. “Development and functional characterization of novel fully human anti-CD19 chimeric antigen receptors for T-cell therapy.” Journal of Cellular Physiology 236.8 (2021): 5832-5847). The fully human binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China in approximately 20 patients, and IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases.

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of CABA-201, which is actively enrolling patients, is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the academic reports of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of active idiopathic inflammatory myopathy (IIM, or myositis). Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 trial of CABA-201 affect approximately 66,000 patients in the U.S. and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the dose administered to patients with myositis in the academic reports referenced above. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for CABA-201 for the treatment of idiopathic inflammatory myopathies (IIM, or myositis) in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for CABA-201 for juvenile dermatomyositis. The first patient has been dosed in the RESET-MyositisTM trial with no cytokine release syndrome, or CRS, or Immune Effector Cell-Associated Neurotoxicity Syndrome, or ICANS, of any grade observed for the first 21 days of a 28-day dose-limiting toxicity observation window following administration. The trial is open for enrollment across multiple active sites in the United States.

In October 2023, we announced that the FDA granted clearance of our CABA-201 IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 88,000 patients in the U.S., typically middle-aged individuals, particularly women. The RESET-SScTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc. The initial dose for the trial is equivalent to the dose administered to patients with severe, diffuse SSc in the academic studies referenced above involving a 4-1BB containing CD19-CAR T construct. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for CABA-201 for the treatment of systemic sclerosis in January and March 2024, respectively.

In November 2023, the FDA granted clearance of our CABA-201 IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 85% of the between 50,000 and 80,000 estimated MG patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which typically require chronic administration, increasing the risk of serious long-term side effects. The RESET-MGTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts. The initial dose for the trial is identical to that will be employed in our RESETTM Phase 1/2 trials in SLE, myositis and SSc.

In addition to a product candidate that we have specifically designed for use in autoimmune patients, we maintain an exclusive translational research partnership with Dr. Georg Schett, who is a pioneer and global leader in the application of CD19-targeting cell therapies in autoimmunity and the senior author on the Nature Medicine and Lancet Rheumatology papers cited above. The collaboration enables Dr. Schett to share his patient samples with us, and for us to generate translational data to understand the outcomes in his CD19-CAR T cell therapy-treated patients. Initial data from the collaboration was presented in May 2023 at the American Society for Gene and Cell Therapy 26th Annual Meeting, and in September 2023, Cabaletta scientists published “Cytokine and reactivity profiles in SLE patients following anti-CD19 CART therapy” in Molecular Therapy: Methods and Clinical Development, highlighting studies performed on serum samples from the first six SLE patients treated with CD19-CAR T by Dr. Georg Schett. The publication reports that in the three months following infusion, cytokine markers of systemic inflammation resolved, autoantibody titers declined, and humoral immunity was maintained. The translational data generated by Cabaletta coupled with insights into the clinical data generated by Dr. Schett has enabled insights and a deeper understanding of the immunologic mechanisms of response from ongoing and continued clinical studies in multiple autoimmune diseases. With CABA-201 informed by insights from this scientific collaboration, we believe we can potentially address a broad range of autoimmune diseases in which B cells have a role in initiating or maintaining disease.

Within the legacy CAART strategy, our initial therapeutic focus has been on mucosal pemphigus vulgaris, or mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes and is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. Despite a current standard of care that includes corticosteroids and adjunctive immunosuppressive agents, pemphigus vulgaris, or PV, remains associated with frequent recurrences as well as substantial morbidity and mortality. Our DSG3-CAART product candidate is being evaluated for the treatment of mPV, a subtype of PV that affects the epithelium of the mucous membranes, in the Phase 1 DesCAARTesTM trial. Based on the data observed from prior cohorts, including a modest increase in DSG3-CAART persistence seen in the first combination cohort, which incorporates a pre-treatment regimen of intravenous immunoglobulin, or IVIg, and cyclophosphamide, we have underway an additional combination cohort which incorporates fludarabine into the pre-treatment regimen.

Our MuSK-CAART product candidate is designed to treat a subset of patients with MG, targeting autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, and is being developed for the treatment of muscle-specific kinase myasthenia gravis, or MuSK MG. Approximately 6% to 7.5% of patients with MG have autoantibodies against MuSK. We initiated the Phase 1 MusCAARTesTM trial in November 2022.

Our manufacturing strategy is comprised of two stages, designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners and partner with contract development and manufacturing organizations, or CDMOs, and ultimately aiming to achieve full manufacturing independence through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). The early phase leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. This stage included early development work, IND support and cell and vector product manufacturing for CABA-201 and DSG3-CAART. While these partnerships and use of these established facilities have allowed us to move efficiently and reliably into clinical trials as planned, we are engaging CDMOs who are positioned for manufacturing of vectors and cell processing at commercial grade and scale. In January 2021, we initiated a collaboration with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial and entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi. In August 2023, we expanded the WuXi Agreement, enabling WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities. In December 2021, we entered into a License and Supply Agreement, or LSA, with Oxford Biomedica (UK) Limited, or Oxford, to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program. In August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201. In November 2023, we partnered with Cellares Corp., or Cellares, to evaluate Cellares’ automated manufacturing platform, the Cell Shuttle™, through Cellares’ Technology Adoption Partnership, or TAP, program. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the manufacture of CABA-201, which is progressing. We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Our Chief Executive Officer and our President, Science and Technology, have both, in prior roles, built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

We plan to build upon our first mover advantage in the field of engineered T cell therapy for autoimmune diseases and further advance the discovery, development, and commercialization of our product candidate portfolio. Our preclinical, regulatory and clinical development experience have enabled the successful clearance of six cell therapy INDs for studies in patients with autoimmune diseases within the routine review period. We have a track record of successful manufacturing and timely clinical trial execution, with robust capabilities in clinical operations and manufacturing in order to manage the complex logistics and to implement clinical trials of engineered T cell therapy in autoimmune diseases involving oncologists and medical specialists, such as dermatologists, rheumatologists and neurologists, across a dozen sites in the United States, requiring coordination of multiple stakeholders across therapeutic areas. We believe this experience has the potential to be a significant operating advantage. Our scientific founders are leading experts in autoimmune diseases and CAR T technology, and we have assembled a Scientific Advisory Board with relevant experience in discovery, clinical and regulatory science for autoimmunity and cell and gene therapy. We are led by a team with deep expertise and demonstrated success in discovering, developing, manufacturing and evaluating novel cell therapy product candidates in clinical trials.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of December 31, 2023, we had $241.2 million in cash, cash equivalents and short-term investments.

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement (the IASO Agreement) with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a CABA-201 trial was dosed.

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford Biomedica (UK) Limited, or Oxford, wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201 with a total cost of up to approximately $5.0 million under the vector supply agreement.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate the WuXi Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, information technology and audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. We anticipate our general and administrative costs will increase with respect to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other Income

Other income consists of interest earned on our cash, cash equivalents and short-term investments and amortization of bond discount or premium.

Results of Operations for the years ended December 31, 2023 and 2022

The following sets forth our results of operations:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$55,424	$39,300	$16,124
General and administrative	19,236	14,839	4,397
Total operating expenses	74,660	54,139	20,521
Loss from operations	(74,660)	(54,139)	(20,521)
Other income:
Interest income	6,985	1,164	5,821
Net loss	$(67,675)	$(52,975)	$(14,700)

Research and Development Expenses

Research and development expenses were $55.4 million for the year ended December 31, 2023 as compared to $39.3 million for the year ended December 31, 2022. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Sponsored research activities	$—	$3,192	$(3,192)
License of intellectual property	2,383	2,750	(367)
Manufacturing of preclinical and clinical supplies	8,498	6,119	2,379
Clinical trials	8,302	4,726	3,576
Personnel	22,375	13,800	8,575
Development services	12,486	8,190	4,296
Other	1,380	523	857
	$55,424	$39,300	$16,124

Specific changes in our research and development expenses year over year include a:

•
$8.6 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $2.2 million in stock-based compensation expense;
•
$4.3 million increase in development services due to expanded lab space and related costs to support increased headcount performing internal research and translational activities;
•
$3.6 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$2.4 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and
•
$0.9 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth; partially offset by
•
$3.2 million decrease due to lower costs for sponsored research agreements related to CAAR-T that were completed in 2022.

General and Administrative Expenses

General and administrative expenses were $19.2 million for the year ended December 31, 2023 as compared to $14.8 million for the year ended December 31, 2022. The increase of $4.4 million in our general and administrative expenses year over year includes:

•
$3.2 million of additional personnel costs primarily due to an increase of $2.3 million in stock-based compensation expense and increased headcount in the current year; and
•
$1.5 million higher administrative costs, including legal, information technology, other administrative costs and travel; partially offset by
•
$0.3 million lower director and officer insurance costs.

Other Income

Interest income has increased $5.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of increasing interest rates on a higher cash, cash equivalents and short-term investments balance due to financings in December 2022 and May 2023 and proceeds from sales of common stock pursuant to the ATM Program in November and December 2023.

Liquidity and Capital Resources

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $272.1 million.

As of December 31, 2023, we had $241.2 million in cash and cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2023, we had an accumulated deficit of $233.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On March 16, 2023, we filed a registration statement on Form S-3 (File No. 333-270599) with the SEC, which was declared effective on April 26, 2023, or the 2023 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the 2023 ATM Program, under the 2023 Shelf Registration Statement and subject to the limitations thereof, or the 2023 Sales Agreement. We paid to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2023 Sales Agreement. During the year ended December 31, 2023, we sold 4,760,899 shares pursuant to the ATM Program for net proceeds of $91.7 million, after deducting commissions of $2.4 million. From December 31, 2023 to March 21, 2024, we sold 258,070 additional shares for net proceeds of $5.7 million, after deducting commissions of $0.1 million, completing the ATM Program.

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of December 31, 2023, 5,045,722 pre-funded warrants had been exercised.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(53,549)	$(46,380)
Investing activities	(22,451)	(27,217)
Financing activities	187,631	32,982
Net increase (decrease) in cash and cash equivalents	$111,631	$(40,615)

Operating Activities

During the year ended December 31, 2023, cash used in operating activities of $53.5 million was attributable to our net loss of $67.7 million, partially offset by non-cash charges of $14.1 million for stock-based compensation charges, amortization of premium on investments, non-cash lease expense, accretion of lease liabilities and depreciation and a net change of $0.1 million in our net operating assets and liabilities.

During the year ended December 31, 2022, cash used in operating activities of $46.4 million was attributable to our net loss of $53.0 million and net change of $4.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $10.9 million for stock-based compensation charges, amortization of premium on investments, non-cash lease expense, accretion of lease liabilities and depreciation.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities of $22.5 million was attributable to $84.3 million of purchases of investments and $0.7 million of purchases of property and equipment, partially offset by $62.5 million of proceeds from maturities of investments.

During the year ended December 31, 2022, cash used in investing activities of $27.2 million was attributable to $49.8 million of purchases of investments and $2.5 million of purchases of property and equipment, partially offset by $25.0 million of proceeds from maturities of investments.

Financing Activities

During the year ended December 31, 2023, cash provided by financing activities of $187.6 million was from $185.2 million in sales of common stock, net of issuance costs paid and $2.4 million from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

During the year ended December 31, 2022, cash provided by financing activities of $33.0 million was from $32.9 million in sales of common stock and pre-funded warrants to purchase common stock, net of issuance costs paid and $0.1 million from stock option exercises and purchases of shares under the 2019 ESPP.

Contractual Obligations and Commitments

We lease our headquarters office space under a non-cancelable operating lease agreement. The lease term commenced in May 2019 and was amended in February 2022 for an additional 35 months, through June 30, 2025. We also lease lab space that can be terminated with 90 days' notice. We expect to utilize this space through June 30, 2025. See Note 8 of the financial statements for additional detail on our leases. Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2023 are $5.4 million.

We have no material contractual obligations not fully recorded on our balance sheets or fully disclosed in the notes to the financial statements. Our commitments include:

•
IASO Exclusive License Agreement. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a CABA-201 trial was dosed.
•
Licence and Supply Agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for our DSG3-CAART program for a total remaining cost of up to approximately $2.9 million. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million and in August 2023,we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201 with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, the Company and Oxford entered into a third amendment of the LSA to update the patent schedule.
•
Autolus Option and License Agreement. In January 2023, we entered into an Option and License Agreement, or the Autolus Agreement, with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement grants us a non-exclusive license to access Autolus' RQR8 technology in our CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, we were required to pay Autolus an upfront license fee of $1.2 million, of which $1.1 million was paid in 2023 and $0.1 million was paid in January 2024. Autolus is also eligible to receive regulatory milestones of up to $12 million for each licensed target, sales milestones of up to a total of $15 million and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. We can terminate the Autolus Agreement at will upon advance written notice. Each of Autolus and us may terminate the Agreement for a material, uncured breach or insolvency of the other party.
•
The Penn License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2023, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

•
Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire upon completion of the services for which we have engaged Penn under the Services Agreement. In May 2020, the Company amended its Addendum with CAROT to expand access to vector manufacturing. We may incur additional expenses up to $0.6 million through the remaining term of the CAROT Amended Addendum. In February 2023, we entered into a second Master Translational Services Agreement with Penn, or the CARTA Services Agreement, pursuant to which Penn agreed to perform certain research, development and manufacturing activities. The services encompassed by the CARTA Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the CARTA Services Agreement. The CARTA Services Agreement will expire on the later of (i) February 9, 2026 or (ii) completion of the services for which we have engaged Penn under the CARTA Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice. We are committed to pay up to $3.0 million for cell processing manufacturing under the CARTA Services Agreement through December 31, 2024.
•
WuXi Manufacturing agreement. In January 2021, we entered into the WuXi Agreement to serve as an additional cell processing manufacturing partner for the MusCAARTesTM trial. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. We would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders.
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

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include the conduct of preclinical studies, contract manufacturing activities and clinical trial activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include these costs in the accrued and other current liabilities on the balance sheets and within research and development expense on the statements of operations. Non-refundable advance payments made for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are received or the related services are rendered.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

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

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited condensed financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which will be December 31, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently planning to adopt this guidance when effective and are assessing the impact of the adoption on our financial statements and accompanying footnotes.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently planning to adopt this guidance when effective and are assessing the impact of the adoption on our financial statements and accompanying footnotes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $241.2 million as of December 31, 2023. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2023.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on December 31, 2023, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Action Date	Duration of Trading Arrangements(1)	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Steven Nichtberger Chief Executive Officer	Terminate(2)	November 9, 2023	January 23, 2024 – January 23, 2025	Y	Up to 350,000 shares to be sold
Steven Nichtberger Chief Executive Officer	Adopt(2)	November 9, 2023	July 8, 2024 - July 31, 2025	Y	Up to 350,000 shares to be sold
Anup Marda Chief Financial Officer	Terminate(3)	November 9, 2023	October 7, 2023 – October 16, 2024	Y	Up to 50,000 shares to be sold
Anup Marda Chief Financial Officer	Adopt(3)	November 9, 2023	July 15, 2024 - July 16, 2025	Y	Up to 50,000 shares to be sold
Arun Das Chief Business Officer	Terminate(4)	November 9, 2023	January 16, 2024 – December 31, 2024	Y	Up to 29,168 shares to be sold
Arun Das Chief Business Officer	Adopt(4)	November 9, 2023	July 17, 2024 - July 31, 2025	Y	Up to 29,168 shares to be sold
Gwendolyn Binder President of Science and Technology	Terminate(5)	November 9, 2023	February 20, 2024 – February 21, 2025	Y	Up to 100,756 shares to be sold
Gwendolyn Binder President of Science and Technology	Adopt(5)	November 9, 2023	July 22, 2024 - July 23, 2025	Y	Up to 100,756 shares to be sold

* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

(2) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on August 30, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(3) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on June 8, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

118

(4) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on September 5, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(5) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on August 24, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Termination of 2023 At-The-Market Offering

On March 16, 2023, we entered into the 2023 Sales Agreement with the Sales Agent, pursuant to which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Sales Agent, as our agent, or the 2023 ATM Offering. In connection with the 2023 ATM Offering, we filed a prospectus, dated March 16, 2023, with the 2023 Registration Statement, or the 2023 ATM Prospectus. Between March 16, 2023 and March 21, 2024, we sold an aggregate of 5,018,969 shares of common stock pursuant to the 2023 Sales Agreement for aggregate gross proceeds of approximately $99.9 million, thereby selling the total amount available under the 2023 Sales Agreement. Pursuant to the terms of the 2023 Sales Agreement, effective March 21, 2024, or the Termination Date, we terminated the 2023 Sales Agreement, and we have discontinued all offers and sales of shares of our common stock under the 2023 Sales Agreement and the 2023 ATM Prospectus. All of the continuing obligations under the 2023 Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2023 Sales Agreement. We are not subject to any termination penalties related to the termination of the 2023 Sales Agreement. A copy of the 2023 Sales Agreement was filed as Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-270599) filed with the SEC on March 16, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

119

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Our independent public accounting firm is Ernst & Young, Philadelphia, PA, PCAOB Auditor ID 42.

120

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

121

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018

Philadelphia, Pennsylvania

March 21, 2024

CABALETTA BIO, INC.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$193,238	$81,607
Short-term investments	48,011	24,940
Prepaid expenses and other current assets	3,241	2,287
Total current assets	244,490	108,834
Property and equipment, net	2,541	2,578
Operating lease right-of-use assets	4,910	4,991
Other assets	1,709	565
Total Assets	$253,650	$116,968
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,547	$2,463
Accrued and other current liabilities	7,887	4,847
Operating lease liabilities, current portion	3,560	2,179
Total current liabilities	15,994	9,489
Operating lease liabilities, net of current portion	1,458	2,959
Total Liabilities	17,452	12,448
Commitments and contingencies (see Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of December 31, 2023 and 2022; no shares issued or outstanding at December 31, 2023 or 2022	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2023 and December 31, 2022; 47,823,232 (46,378,937 voting and 1,444,295 non-voting) shares issued and outstanding as of December 31, 2023 and 29,445,134 (27,584,375 voting and 1,860,759 non-voting) shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	469,396	270,129
Accumulated other comprehensive income (loss)	39	(47)
Accumulated deficit	(233,237)	(165,562)
Total stockholders’ equity	236,198	104,520
Total liabilities and stockholders’ equity	$253,650	$116,968

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$55,424	$39,300
General and administrative	19,236	14,839
Total operating expenses	74,660	54,139
Loss from operations	(74,660)	(54,139)
Other income:
Interest income	6,985	1,164
Net loss	$(67,675)	$(52,975)
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale investments, net of tax	86	(47)
Net comprehensive loss	$(67,589)	$(53,022)
Net loss per share of voting and non-voting common stock, basic and diluted	$(1.65)	$(1.81)

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2021	28,927,129	$—	$230,543	$—	$(112,587)	$117,956
Issuance of common stock and pre-funded warrants for the purchase of common stock, net of issuance costs of $2,438	126,815	—	32,562	—	—	32,562
Issuance of common stock upon exercise of pre-funded warrants	271,739		—	—	—	—
Issuance of common stock in connection with exercise of stock options	50,000	—	51	—	—	51
Issuance of common stock under employee stock purchase plan	69,451		76	—	—	76
Net unrealized losses on available-for-sale securities	—	—	—	(47)	—	(47)
Stock-based compensation	—	—	6,897	—	—	6,897
Net loss	—	—	—	—	(52,975)	(52,975)
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	11,343	—	—	11,343
Issuance of common stock, net of issuance costs of $8,647	13,098,399	—	185,495	—	—	185,495
Issuance of common stock in connection with exercise of stock options	489,672	—	2,321	—	—	2,321
Issuance of common stock under employee stock purchase plan	16,053	—	108	—	—	108
Issuance of common stock upon exercise of pre-funded warrants	4,773,974	—	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	86	—	86
Net loss	—	—	—	—	(67,675)	(67,675)
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(67,675)	$(52,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,343	6,897
Depreciation	1,426	1,178
Non-cash lease expense	2,070	2,506
Accretion of lease liabilities	408	685
Gain on derecognition of embedded lease upon lease amendment	—	(149)
Amortization of discount on investments	(1,222)	(223)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(954)	32
Other assets	(1,144)	(208)
Accounts payable	1,675	(28)
Accrued and other current liabilities	2,980	(1,185)
Lease liabilities	(2,456)	(2,910)
Net cash used in operating activities	(53,549)	(46,380)
Cash flows from investing activities:
Purchases of property and equipment	(687)	(2,453)
Purchases of investments	(84,264)	(49,764)
Proceeds from maturities of investments	62,500	25,000
Net cash used in investing activities	(22,451)	(27,217)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	185,202	32,855
Proceeds from issuance of common stock in connection with the exercise of stock options	2,321	51
Proceeds from issuance of common stock under employee stock purchase plan	108	76
Net cash provided by financing activities	187,631	32,982
Net increase (decrease) in cash and cash equivalents	111,631	(40,615)
Cash and cash equivalents—beginning of period	81,607	122,222
Cash and cash equivalents—end of period	$193,238	$81,607
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	702	—
Right-of-use assets obtained in exchange for lease obligations	2,048	13,740
Derecognition of embedded lease upon lease amendment	—	(6,392)
Offering costs included in accounts payable	—	293

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash and cash equivalents and investments of $241,249 as of December 31, 2023. Through December 31, 2023, the Company has incurred an accumulated deficit of $233,237. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash and cash equivalents and investments as of December 31, 2023 will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in U.S. treasury securities. A portion of the Company’s cash is maintained at two federally insured financial institutions, and account balances may at times exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Leases

The Company has leases related to its facilities used for offices, laboratory space and manufacturing, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the accompanying balance sheets. The Company does not have any financing leases. Leases with terms of 12 months or less are considered short-term leases and ROU assets and lease obligations are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent an obligation to make lease payments arising from the lease. Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the life of the lease term. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on information available at the lease commencement date. The operating lease ROU assets also include any prepaid lease payments made and any other indirect costs and excludes any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the

Company will exercise those options. Lease cost for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include preclinical studies, contract manufacturing activities and clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes these costs in accrued and other current liabilities in the accompanying balance sheets and within research and development expense in the accompanying statements of operations. Non-refundable advance payments made for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are received or the related services are rendered.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, as well as for net operating loss carryforwards and research and development credits, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. The Company has voting and non-voting common stock. The rights, including the liquidation and dividend rights, of the holders of the voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the amended and restated certificate of incorporation.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of shares of common stock, including pre-funded warrants to purchase shares of common stock that were issued in a financing transaction in December 2022. The undistributed loss for each year is allocated to common stockholders based on the contractual participation rights of the voting and non-voting common stock as if the losses for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis. Diluted net loss per share attributable to common stockholders is computed under the if-converted method and assumes that all non-voting common stock has been converted to common stock. Since the Company was in a loss position for all periods presented, the effects of the other potentially dilutive securities are antidilutive.

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

After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders’ equity as a reduction of additional paid-in capital or equity generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s financial statements and accompanying footnotes.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s financial statements and accompanying footnotes.

3. Fair Value Measurements

As of December 31, 2023 and 2022, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$180,124	$180,124	$—	$—
U.S. Treasury securities - original maturity less than three months	12,371	—	12,371	—
Short-term investments:
U.S. Treasury securities	48,011	—	48,011	—
Total	$240,506	$180,124	$60,382	$—

	December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$81,607	$81,607	$—	$—
Short-term investments:
U.S. Treasury securities	24,940	—	24,940	—
Total	$106,547	$81,607	$24,940	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$743	$—	$—	$743
Money market funds	180,124	—	—	180,124
U.S. Treasury securities - original maturity less than three months	12,367	4	—	12,371
Included in cash and cash equivalents	193,234	4	—	193,238
U.S. Treasury securities - due in one year or less
Included in short-term investments	47,976	39	(4)	48,011
Total	$241,210	$43	$(4)	$241,249

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Money market funds
Included in cash and cash equivalents	$81,607	$—	$—	$81,607
U.S. Treasury securities - due in one year or less
Included in short-term investments	24,987	—	(47)	24,940
Total	$106,594	$—	$(47)	$106,547

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2023	2022
Laboratory equipment	$5,893	$4,504
Furniture and fixtures	277	277
Leasehold improvements	113	113
Computer equipment	53	53
Total property, plant and equipment	6,336	4,947
Less: accumulated depreciation	(3,795)	(2,369)
Property, plant and equipment, net	$2,541	$2,578

Depreciation expense was $1,426 and $1,178 for the years ended December 31, 2023 and 2022, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2023	2022
Research and development services	$2,459	$1,194
General and administrative services	188	99
Compensation expense	5,200	3,515
Other	40	39
	$7,887	$4,847

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2023.

Master Translational Research Services Agreement

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations for the years ended December 31, 2023 and 2022 was $3,786 and $2,623, respectively. The Company is committed to pay up to $3,000 under the CARTA Services Agreement for cell processing manufacturing through December 31, 2024. The Company may incur additional expenses of approximately $643 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Association’s clearance of the CABA-201 Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. No amount was owed to IASO as of December 31, 2023. A milestone payment of $1,500 was paid to IASO in the first quarter of 2024 after the first patient in a CABA-201 trial was dosed.

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

Artisan Collaboration and License Agreement

In July 2020 and as amended in January 2023, the Company entered into a collaboration and license agreement with Artisan Bio, Inc. (Artisan), wherein the Company and Artisan agreed to collaborate to potentially enhance certain pipeline products of the Company at specific targets using Artisan’s gene editing and engineering technology. If the Artisan technology is applied to any of the Company’s products, the Company will be responsible for the development, manufacturing, and commercialization of any such products. Under the terms of the agreement, the Company was required to pay Artisan a nominal upfront fee, as well as costs associated with research and development activities. Artisan is eligible to receive future development and regulatory milestones, and is also eligible to receive sales milestones and tiered royalties on net sales of products that incorporate the Artisan technology. The Company can terminate the agreement at will upon advance written notice at no cost. In January 2024, the Company was notified that the agreement would be assigned in connection with Artisan's general assignment for the benefit of creditors. The agreement remains effective.

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500 and in August 2023, the Company and Oxford entered into a vector supply agreement for CABA-201, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which approximately $1,520 was recognized as expense in the accompanying statements of operations for the year ended December 31, 2023. In February 2024, the Company and Oxford entered into a third amendment of the LSA to update the patent schedule.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company was required to pay Autolus an upfront license fee of $1,200, recognized as expense in the first quarter of 2023 in the accompanying statements of operations, of which $1,100 was paid in 2023 and $100 was paid in January 2024. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

7. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, the Company

entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In addition, the Company agreed to certain monthly minimum runs. In lieu of the original $1,500 termination fee under the terms of the WuXi Agreement, the Company would incur a $1,080 termination fee if it terminates both the CABA-201 and MuSK-CAART work orders for any reason. The Company may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

8. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office and laboratory space and a dedicated manufacturing suite at WuXi under operating leases that have a weighted average remaining term of 1.5 years and 2.5 years as of December 31, 2023 and 2022, respectively.

As described further in Note 7, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of CABA-201. WuXi converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023, and a right of use asset and lease liability of $953 was initially recorded for the fixed payments. Subsequent to December 31, 2023, the contingency related to the variable costs was resolved which resulted in an additional $4,350 in fixed undiscounted lease payments which will be made through the end of the lease. The Company may terminate for convenience with six months’ prior written notice and a $1,080 termination fee, the Dedicated Suite lease if both the CABA-201 and MuSK-CAART work orders are terminated.

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

The weighted average discount rate for the Company’s operating leases is 9.5% and 8.3% as of December 31, 2023 and 2022, respectively, representing the Company's incremental borrowing rate at the beginning of each lease. For the year ended December 31, 2023, total lease cost was $3,259, consisting of $2,477 operating lease costs, $65 of variable lease costs and $717 of short-term lease cost. Cash paid for amounts included in the measurement of operating lease liabilities was $2,456 and $2,910 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2022, total lease cost was $3,849, consisting of $3,042 operating lease costs, $36 of variable lease costs and $771 of short-term lease cost.

Future lease payments under the non-cancelable operating leases as of December 31, 2023 are as follows:

2024	3,748
2025	1,640
Total undiscounted lease payments	5,388
Less imputed interest	(370)
Total lease liability	$5,018

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2023, 5,045,722 pre-funded warrants had been exercised and 1,168,054 remain outstanding.

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

The Company has a Sales Agreement with Cowen and Company, LLC, or Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings (the ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023, and subject to the limitations thereof. During the year ended December 31, 2023, the Company sold 4,760,899 shares pursuant to the ATM Program for net proceeds of $91,740, after deducting commissions of $2,352. Subsequent to December 31, 2023, the Company sold 258,070 additional shares, completing the ATM Program for net proceeds of $5,746, after deducting commissions of $147.

On May 10, 2023, the Company delivered written notice to Cowen that it was terminating the Sales Agreement dated November 10, 2020 (the 2020 Sales Agreement), by and between the Company and Cowen. Upon waiver of the notice period by Cowen, the termination was effective as of May 10, 2023 (the Termination Date). All of the continuing obligations under the 2020 Sales Agreement were terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the 2020 Sales Agreement. The Company was not subject to any termination penalties related to the termination of the 2020 Sales Agreement. Prior to termination, 4,792,562 shares of common stock, $0.00001 par value per share, had been sold pursuant to the 2020 Sales Agreement. As a result of the termination of the 2020 Sales Agreement, the Company will not offer or sell any additional shares under the 2020 Sales Agreement.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2024, the total number of shares under the 2019 Plan was increased by 1,912,929 shares pursuant to the 2019 Plan Evergreen Provision. As of December 31, 2023, there were 2,767,184 shares remaining available for issuance.

A summary of the stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	6,013,384	$6.60	7.8	$22,202
Granted	2,707,650	11.48
Exercised	(489,672)	4.74		4,640
Forfeited/Cancelled	(90,327)	11.74
Outstanding as of December 31, 2023	8,141,035	$8.28	7.6	$117,384
Options Exercisable at December 31, 2023	3,858,411	$7.16	6.4	$59,977

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2023 and 2022 was $9.51 and $2.15, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.38%—4.68%	1.47%—4.18%
Expected term	5.5 years—6.1 years	5.5 years—6.1 years
Expected volatility	105%—107%	79%—83%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Year Ended December 31,
	2023	2022
Research and development	$5,520	$3,339
General and administrative	5,823	3,558
Total	$11,343	$6,897

As of December 31, 2023, there was $25,807 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2024, there was no increase to the total number of shares under the 2019 ESPP. As of December 31, 2023, there were 372,315 shares remaining available for issuance.

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

10. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	7.6	7.9
Research and development credit, net	6.4	4.5
Non-deductible items and other	(0.5)	(0.6)
Change in state and local tax rate	(0.7)	(7.4)
Change in valuation allowance	(33.8)	(25.4)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$34,534	$28,880
Capitalized research and development costs	19,830	9,640
Research and development tax credits	10,192	5,859
Stock-based compensation deductions	6,066	3,840
License fee deductions	240	262
Operating lease liabilities	1,482	1,535
Accrued expenses	1,665	1,165
Gross deferred tax assets	74,009	51,181
Less: valuation allowance	(72,560)	(49,689)
Total deferred tax assets	1,449	1,492
Deferred tax liabilities:
Operating lease right-of-use assets	(1,449)	(1,492)
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $22,871 for the year ended December 31, 2023 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2023. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2023, the Company had federal, state and local net operating loss carryforwards of $121,570, $131,901 and $82,957, respectively; $121,320 of the federal net operating losses do not expire, and the remaining $250 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses began to expire in 2024. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $9,923 and $269, respectively, which begin to expire in 2038. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2022, 2021 and 2020 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2023, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. For the years ended December 31, 2023 and 2022, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2023 and 2022 included outstanding pre-funded warrants to purchase up to an aggregate of 1,168,054 and 5,942,036 shares of common stock, respectively.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Year ended December 31, 2023
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(64,776)	$(2,899)

Denominator
Weighted average number of shares used in basic per share computation	39,192,445	1,753,505
Net loss per share, basic	$(1.65)	$(1.65)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(64,776)	$(2,899)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,899)	—
Allocation of undistributed losses	$(67,675)	$(2,899)

Denominator
Weighted average number of shares used in basic per share computation	39,192,445	1,753,505
Add: conversion of non-voting to voting common shares outstanding	1,753,505	—
Weighted average number of shares used in diluted per share computation	40,945,950	1,753,505
Net loss per share, diluted	$(1.65)	$(1.65)

	Year ended December 31, 2022
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(46,966)	$(6,009)

Denominator
Weighted average number of shares used in basic per share computation	26,014,159	3,328,750
Net loss per share, basic	$(1.81)	$(1.81)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(46,966)	$(6,009)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(6,009)	—
Allocation of undistributed losses	$(52,975)	$(6,009)

Denominator
Weighted average number of shares used in basic per share computation	26,014,159	3,328,750
Add: conversion of non-voting to voting common shares outstanding	3,328,750	—
Weighted average number of shares used in diluted per share computation	29,342,909	3,328,750
Net loss per share, diluted	$(1.81)	$(1.81)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2023	2022
Stock options to purchase common stock	8,141,035	6,013,384
	8,141,035	6,013,384

12. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $521 and $351 for the years ended December 31, 2023 and 2022, respectively, and have been recorded in the statements of operations.

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

4.3*	Description of Securities

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-39103) filed with the SEC on December 12, 2022

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

10.3#	Amendment No. 1 to the Cabaletta Bio, Inc. 2019 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2023)

10.4#	2019 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-234017) filed on October 16, 2019)

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on December 5, 2019)

10.6#

Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.7#

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

10.19*	Third Amended and Restated Non-Employee Director Compensation Policy

10.20#

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

10.22+	Amendment to CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of May 18, 2020 between the Registrant and the Trustees of the University of

Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 6, 2020)

10.23+

Amendment No. 2, dated August 17, 2020, to the Sponsored Research Agreement, dated April 23, 2018, as amended by Amendment No. 1 dated May 27, 2020, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2020)

10.24+

Amendment No. 1, dated April 27, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 3, 2021)

10.25+

Amendment No. 2, dated October 19, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.26+

Second Amendment, dated October 19, 2021, to the First Amended and Restated License Agreement, dated May 27, 2020, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.27

First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.28+

Amendment No. 3, dated December 17, 2021, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.29+

Amendment No. 4, dated December 1, 2022, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 16, 2023)

10.30+

Amendment No. 5, dated July 25, 2023, to the Sponsored Research Agreement, dated April 23, 2018, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 9, 2023)

10.31#	Form of Employment Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.32+

Sponsored Research Agreement, dated as of December 23, 2021, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.33+

Option Agreement, dated December 23, 2021, by and between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.34+

Licence and Supply Agreement, dated December 30, 2021, by and between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.35+

First Amendment to the Licence and Supply Agreement, dated as of May 2, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 10, 2023)

10.36+

Second Amendment to the Licence and Supply Agreement, dated as of August 18, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 9, 2023)

10.37+

Exclusive License Agreement, dated October 7, 2022, by and between the Registrant and Nanjing IASO Biotherapeutics Co., LTD.(incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2022)

10.38+

Development, Manufacturing, and Testing Services Agreement, dated January 11, 2021, between the Registrant and WuXi Advanced Therapies Inc.(incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 16, 2023)

10.39+

Master Translational Research Services Agreement, dated as of February 9, 2023, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 11, 2023)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7*	Cabaletta Bio, Inc.'s Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: March 21, 2024	By:	/s/ Steven Nichtberger
Steven Nichtberger, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 21, 2024
Steven Nichtberger, M.D.	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 21, 2024
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 21, 2024
Catherine Bollard, M.D.

/s/ Scott Brun	Director	March 21, 2024
Scott Brun, M.D.

/s/ Richard Henriques	Director	March 21, 2024
Richard Henriques

/s/ Mark Simon	Director	March 21, 2024
Mark Simon

/s/ Shawn Tomasello	Director	March 21, 2024
Shawn Tomasello