Form 10-Q
period 2024-03-31
Cabaletta Bio, Inc.
filed 2024-05-15
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 48,276,522 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, and/or WuXi Advanced Therapies, Inc., or WuXi, for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for CABA-201, our Phase 1 clinical trial of DSG3-CAART, or the DesCAARTesTM trial, and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if Penn's or WuXi's manufacturing capacity is reduced or otherwise delayed or limited, including due to legislative action, or if we, Penn, WuXi or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our RESETTM clinical trials for CABA-201, DesCAARTesTM trial, or MusCAARTesTM trial;
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
•
the potential benefits of our Orphan Drug, Rare Pediatric Disease and Fast Track designations;
•
our expected use of proceeds from sales of our common stock in “at-the-market” offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
•
our plans to pursue research and development of other product candidates;
•
the potential advantages of our proprietary Cabaletta Approach for B cell Ablation platform, called our CABA® platform, and our product candidates;
•
the extent to which our scientific approach and CABA® platform may potentially address a broad range of diseases;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$175,293	$193,238
Short-term investments	48,552	48,011
Prepaid expenses and other current assets	3,635	3,241
Total current assets	227,480	244,490
Property and equipment, net	2,918	2,541
Operating lease right-of-use assets	7,691	4,910
Other assets	2,368	1,709
Total Assets	$240,457	$253,650
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,843	$4,547
Accrued and other current liabilities	4,725	7,887
Operating lease liabilities, current portion	7,404	3,560
Total current liabilities	17,972	15,994
Operating lease liabilities, net of current portion	765	1,458
Total Liabilities	18,737	17,452
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2024 and December 31, 2023; 48,249,115 (46,804,820 voting and 1,444,295 non-voting) shares issued and outstanding as of March 31, 2024 and 47,823,232 (46,378,937) voting and 1,444,295 non-voting) shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	480,042	469,396
Accumulated other comprehensive loss	(38)	39
Accumulated deficit	(258,284)	(233,237)
Total stockholders’ equity	221,720	236,198
Total liabilities and stockholders’ equity	$240,457	$253,650

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$21,954	$12,435
General and administrative	6,077	4,521
Total operating expenses	28,031	16,956
Loss from operations	(28,031)	(16,956)
Other income:
Interest income	2,984	1,102
Net loss	$(25,047)	$(15,854)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(77)	47
Net comprehensive loss	$(25,124)	$(15,807)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.51)	$(0.45)

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

CABALETTA BIO, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Issuance of common stock, net of issuance costs of $147	258,070	—	5,746	—	—	5,746
Stock-based compensation	—	—	3,791	—	—	3,791
Net unrealized losses on available-for-sale securities	—	—	—	(77)	—	(77)
Issuance of common stock in connection with exercise of stock options	167,813	—	1,109	—	—	1,109
Net loss	—	—	—	—	(25,047)	(25,047)
Balance—March 31, 2024	48,249,115	$—	$480,042	$(38)	$(258,284)	$221,720

The accompanying notes are an integral part of these financial statements.

CABALETTA BIO, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,047)	$(15,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,791	2,480
Depreciation	393	365
Non-cash lease expense	1,428	452
Accretion of lease liabilities	194	104
Amortization of discount on investments	(617)	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(394)	398
Other assets	(659)	(16)
Accounts payable	1,655	1,724
Accrued and other current liabilities	(3,480)	(1,678)
Lease liabilities	(1,252)	(570)
Net cash used in operating activities	(23,988)	(12,608)
Cash flows from investing activities:
Purchases of property and equipment	(812)	(380)
Purchases of investments	—	—
Proceeds from maturities of investments	—	25,000
Net cash (used in) provided by investing activities	(812)	24,620
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	5,746	(232)
Proceeds from issuance of common stock in connection with the exercise of stock options	1,109	458
Net cash provided by financing activities	6,855	226
Net (decrease) increase in cash and cash equivalents	(17,945)	12,238
Cash and cash equivalents—beginning of period	193,238	81,607
Cash and cash equivalents—end of period	$175,293	$93,845
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$662	$—
Right-of-use assets obtained in exchange for lease obligations	$4,210	$—
Offering costs included in accounts payable	$—	$60

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is dependent on third parties for certain research and development activities, including manufacturing services (Note 5 and Note 6). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $223,845 as of March 31, 2024. Through March 31, 2024, the Company has incurred an accumulated deficit of $258,284. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and investments as of March 31, 2024, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 21, 2024 (2023 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2023 Annual Report.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company's status as an emerging growth company will end on December 31, 2024, which will be the last day of the fiscal year ending after the fifth anniversary of the Company's initial public offering.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s financial statements and accompanying footnotes.

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

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$173,956	$173,956	$—	$—
Short-term investments:
U.S. Treasury securities	48,552	—	48,552	—
Total	$222,508	$173,956	$48,552	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$180,124	$180,124	$—	$—
U.S. Treasury securities - original maturity less than three months	12,371		12,371
Short-term investments:
U.S. Treasury securities	48,011	—	48,011	—
Total	$240,506	$180,124	$60,382	$—

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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$1,337	$—	$—	$1,337
Money market funds	173,956	—	—	173,956
Included in cash and cash equivalents	175,293	—	—	175,293
U.S. Treasury securities - due in one year or less				—
Included in short-term investments	48,590	—	(38)	48,552
Total	$223,883	$—	$(38)	$223,845

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair value
Financial assets
Cash	$743	$—		$—	$743
Money market funds	180,124	—	—	—	180,124
U.S. Treasury securities - original maturity less than three months	12,367	4		—	12,371
Included in cash and cash equivalents	193,234	4		—	193,238
U.S. Treasury securities - due in one year or less
Included in short-term investments	47,976	39		(4)	48,011
Total	$241,210	$43		$(4)	$241,249

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Research and development services	$2,521	$2,459
General and administrative services	431	188
Compensation expense	1,723	5,200
Other	50	40
	$4,725	$7,887

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2024.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $713 and $1,511 for the three months ended March 31, 2024 and 2023, respectively. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500 and in August 2023, the Company and Oxford entered into a vector supply agreement for CABA-201, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which project to date expense of approximately $2,100 has been recognized. In February 2024, the Company and Oxford entered into a third amendment of the LSA to update the patent schedule.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. Under the terms of the Autolus Agreement, the Company was required to pay Autolus an upfront license fee of $1,200 that was recognized as expense in the first quarter of 2023 in the accompanying statements of operations, of which $1,100 was paid in 2023 and $100 was paid in January 2024. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office, laboratory space and a dedicated manufacturing suite at WuXi under operating leases that have a weighted average remaining term of 1.1 years and 1.5 years as of March 31, 2024 and December 31, 2023, respectively.

As described further in Note 6, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of CABA-201. WuXi converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023, and a right of use asset and lease liability of $953 was initially recorded for the fixed payments. In the first quarter of 2024, the contingency related to the variable costs was resolved and the lease was remeasured, resulting in an increase in the right of use asset and lease liability of $4,032. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and a $1,080 termination fee if both the CABA-201 and MuSK-CAART work orders are terminated.

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

The weighted average discount rate for the Company’s operating leases is 10.5% and 9.5% as of March 31, 2024 and December 31, 2023, respectively, representing the Company's incremental borrowing rate at the beginning of each lease. Cash paid for amounts included in the measurement of operating lease liabilities was $1,252 and $570 for the three months ended March 31, 2024 and 2023, respectively.

Future lease payments under the non-cancelable operating leases as of March 31, 2024 are as follows:

April 1, 2024 - December 31, 2024	$6,145
2025	2,533
Total undiscounted lease payments	8,678
Less imputed interest	(509)
Total lease liability	$8,169

8. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation filed in October 2019, the Company is authorized to issue 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action. Each share of the Company’s non-voting common stock may be converted at any time into one share of common stock at the option of its holder by providing 61 days written notice to the Company, subject to certain limitations, as described in the amended and restated certificate of incorporation. In May 2024, 1,444,295 shares of non-voting common stock was converted to voting common stock and no shares of non-voting common stock remain outstanding.

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2024, 5,045,722 pre-funded warrants had been exercised and 1,168,054 remain outstanding.

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

At-the-Market Offering

On March 21, 2024, the Company filed an automatic shelf registration statement (S-3 ASR) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. This S-3 ASR became effective immediately.

The Company has a Sales Agreement with Cowen and Company, LLC (Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (ATM Program) pursuant to its S-3 ASR, and subject to the limitations thereof.

The Company previously had a Sales Agreement with Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings (2023 ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023. During the year ended December 31, 2023, the Company sold 4,760,899 shares pursuant to the 2023 ATM Program for net proceeds of $91,740, after deducting commissions of $2,352. In the first quarter of 2024, the Company sold 258,070 additional shares, completing the 2023 ATM Program for net proceeds of $5,746, after deducting commissions of $147.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2024, the total number of shares under the

2019 Plan was increased by 1,912,929 shares pursuant to the 2019 Plan Evergreen Provision. As of March 31, 2024, there were 2,821,913 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	8,141,035	$8.28	7.6	$117,384
Granted	1,858,200	23.80
Exercised	(167,813)	6.61		2,615
Outstanding as of March 31, 2024	9,831,422	$11.24	7.8	$69,765
Options Exercisable at March 31, 2024	4,457,253	$7.63	6.5	$42,026

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $19.72 and $9.12, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three months ended March 31,
	2024	2023
Risk-free interest rate	3.78%—4.28%	3.38%—3.95%
Expected term	6.1 years	6.1 years
Expected volatility	106%	106%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$1,960	$1,236
General and administrative	1,831	1,244
Total	$3,791	$2,480

As of March 31, 2024, there was $58,691 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 3.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of March 31, 2024, there were 372,315 shares remaining available for issuance under the 2019 ESPP.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2024 and December 31, 2023.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. For the three months ended March 31, 2024 and 2023, the Company had voting and non-voting common stock outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2024 and 2023 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 1,168,054 and 4,130,442 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended March 31, 2024
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(24,313)	$(734)

Denominator
Weighted average number of shares used in basic per share computation	47,858,608	1,444,295
Net loss per share, basic	$(0.51)	$(0.51)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(24,313)	$(734)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(734)	—
Allocation of undistributed losses	$(25,047)	$(734)

Denominator
Weighted average number of shares used in basic per share computation	47,858,608	1,444,295
Add: conversion of non-voting to voting common shares outstanding	1,444,295	—
Weighted average number of shares used in diluted per share computation	49,302,903	1,444,295
Net loss per share, diluted	$(0.51)	$(0.51)

	Three months ended March 31, 2023
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(15,022)	$(832)

Denominator
Weighted average number of shares used in basic per share computation	33,588,436	1,860,759
Net loss per share, basic	$(0.45)	$(0.45)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(15,022)	$(832)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(832)	—
Allocation of undistributed losses	$(15,854)	$(832)

Denominator
Weighted average number of shares used in basic per share computation	33,588,436	1,860,759
Add: conversion of non-voting to voting common shares outstanding	1,860,759	—
Weighted average number of shares used in diluted per share computation	35,449,195	1,860,759
Net loss per share, diluted	$(0.45)	$(0.45)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2024	2023
Stock options to purchase common stock	9,831,422	7,951,804
	9,831,422	7,951,804

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

We are a clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation, platform encompasses two strategies. Our CARTA, or Chimeric Antigen Receptor T cells for Autoimmunity, approach is designed to potentially reset the immune system. Our legacy CAART, or Chimeric AutoAntibody Receptor T cells, approach is designed to engineer T cells to selectively engage and eliminate only disease-causing B cells. We believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases.

The CARTA strategy is designed to achieve transient and complete depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the complete elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system, providing meaningful durable and complete clinical responses to patients off immunosuppressive therapies. The legacy CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which may enable the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, engaging them and resulting in their elimination. We believe our CABA® platform has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

CABA-201, our lead product candidate and the first product candidate from our CARTA platform, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases. CABA-201 was designed for use in autoimmune patients to closely replicate the design of a CD19-CAR T construct employed in academic reports published in journals including Nature Medicine, Lancet Rheumatology, and the Journal of the American Medical Association. These studies have employed a CD19-CAR T cell therapy incorporating a 4-1BB co-stimulatory domain following standard lymphodepletion with fludarabine and cyclophosphamide. According to reports to date, in patients with systemic lupus erythematosus, anti-synthetase syndrome, and systemic sclerosis, the 4-1BB containing CD19-CAR T cell therapy has led to robust improvement in clinical disease activity within three months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within seven months of treatment. Follow-up is ongoing, with the clinical responses in systemic lupus erythematosus, or SLE, maintained off immunosuppressive therapies with up to 2.5 years of follow-up, as of February 2024 (Müller F, et al. “CD19 CAR T-Cell Therapy in Autoimmune Disease - A Case Series with Follow-up.” The New England Journal of Medicine (2024): 687-700). It has been publicly reported that one idiopathic inflammatory myopathy (IIM, or myositis) subject in this academic study had a recurrence of muscle disease approximately 12 months after CD19-CAR T administration.

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

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of

15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of CABA-201 is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the academic reports of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE. The first patient has been dosed in the RESET-SLETM trial with no cytokine release syndrome, or CRS, or Immune Effector Cell-Associated Neurotoxicity Syndrome, or ICANS, of any grade observed during the 28-day dose-limiting toxicity observation window following administration. The trial is open for enrollment across multiple active sites in the United States. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application for the RESET-SLE trial submitted by Cabaletta, enabling the Company to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of IIM, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 trial of CABA-201 affect approximately 66,000 patients in the U.S. and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the dose administered to patients with myositis in the academic reports referenced above. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for CABA-201 for the treatment of idiopathic inflammatory myopathies (IIM, or myositis) in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for CABA-201 for juvenile dermatomyositis. The first patient has been dosed in the RESET-MyositisTM trial with no CRS or ICANS of any grade observed during the 28-day dose-limiting toxicity observation window following administration. The trial is open for enrollment across multiple active sites in the United States.

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

In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment. The RESET-PV sub-study will evaluate CABA-201 as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV.

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

Within the legacy CAART strategy, our DSG3-CAART product candidate is designed to treat mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes and is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. The DesCAARTesTM trial is not currently dosing patients for treatment with DSG3-CAART as we evaluate clinical and translational data from the combination cohort, where patients were pre-treated with IVIg, cyclophosphamide and fludarabine prior to DSG3-CAART infusion, with the aim of improving persistence and activation of DSG3-CAART compared to findings from the no preconditioning cohorts previously reported.

Our MuSK-CAART product candidate is designed to treat a subset of patients with MG, targeting autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, or MuSK-associated myasthenia gravis, or MuSK MG. The MusCAARTesTM trial is not currently dosing patients as we evaluate clinical and translational data from the A1 and A2 cohorts, where patients were treated with MuSK-CAART without preconditioning.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants As of March 31, 2024, we had $223.8 million in cash, cash equivalents and investments.

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

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate the WuXi Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Other Income

Other income consists of interest earned on our cash, cash equivalents and investments and amortization of bond discount or premium.

Results of Operations for the Three Months ended March 31, 2024 and 2023

The following sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$21,954	$12,435	$9,519
General and administrative	6,077	4,521	1,556
Total operating expenses	28,031	16,956	11,075
Loss from operations	(28,031)	(16,956)	(11,075)
Other income:
Interest income	2,984	1,102	1,882
Net loss	$(25,047)	$(15,854)	$(9,193)

Research and Development

Research and development expenses were $22.0 million for the three months ended March 31, 2024 compared to $12.4 million for the three months ended March 31, 2023. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
License of intellectual property	$1,511	$2,304	$(793)
Manufacturing of preclinical and clinical supplies	3,543	1,519	2,024
Clinical trials	4,421	1,003	3,418
Personnel	7,763	4,448	3,315
Development services	4,347	2,884	1,463
Other	369	277	92
	$21,954	$12,435	$9,519

Specific changes in our research and development expenses year over year include a:

•
$3.4 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$3.3 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $0.7 million in stock-based compensation expense;
•
$2.0 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and a
•
$1.5 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities; partially offset by a
•
$0.8 million decrease in license of intellectual property costs due to a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201 in the first quarter of 2023 compared to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the CABA-201 trial.

General and Administrative

General and administrative expenses were $6.1 million for the three months ended March 31, 2024 compared to $4.5 million for the three months ended March 31, 2023. The increase of $1.6 million in our general and administrative expenses includes:

•
$1.1 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $0.6 million in stock-based compensation expense;
•
$0.5 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income increased by $1.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of increasing interest rates on a higher cash, cash equivalents and investments balance due to financings in December 2022 and May 2023 and proceeds from sales of common stock pursuant to the 2023 ATM Program in the fourth quarter of 2023 and first quarter of 2024.

Liquidity and Capital Resources

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. As of March 31, 2024, we had $223.8 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2024, we had an accumulated deficit of $258.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On March 21, 2024, we filed an automatic shelf registration statement (File No. 333-278126), or S-3 ASR, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. This S-3 ASR became effective immediately.

We have a Sales Agreement with Cowen and Company, LLC, or Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the ATM Program, pursuant to the S-3 ASR, and subject to the limitations thereof.

We previously had a Sales Agreement with Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings, or 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023. During the year ended December 31, 2023, we sold 4,760,899 shares pursuant to the 2023 ATM Program for net proceeds of $91.7 million, after deducting commissions of $2.4 million. In the first quarter of 2024, we sold 258,070 additional shares, completing the 2023 ATM Program for net proceeds of $5.7 million, after deducting commissions of $0.1 million.

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of March 31, 2024, 5,045,722 pre-funded warrants had been exercised and 1,168,054 remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,988)	$(12,608)
Investing activities	(812)	24,620
Financing activities	6,855	226
Net (decrease) increase in cash and cash equivalents	$(17,945)	$12,238

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities of $24.0 million was attributable to a net loss of $25.0 million and a net change of $4.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $5.2 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

During the three months ended March 31, 2023, cash used in operating activities of $12.6 million was attributable to a net loss of $15.9 million and a net change of $0.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $3.4 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

Investing Activities

During the three months ended March 31, 2024, cash used in investing activities of $0.8 million was attributable to purchases of property and equipment.

During the three months ended March 31, 2023, cash provided by investing activities of $24.6 million was attributable to $25.0 million from the maturity of investments, partially offset by $0.4 million of purchases of property and equipment

Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities of $6.8 million was from $5.7 million in sales of common stock, net of issuance costs paid and $1.1 million from the exercise of employee stock options.

During the three months ended March 31, 2023, cash provided by financing activities of $0.2 million was from the exercise of employee stock options, partially offset by payment of issuance costs related to our December 2022 financing.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 21, 2024, have not materially changed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $223.8 million as of March 31, 2024. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In addition, we do not know the doses to be evaluated in pivotal trials or, if licensed, commercially. Finding a suitable dose may delay our anticipated clinical development timelines, and we may elect to pause clinical trials to find a suitable dose or make assessments ahead of continuing a trial. Our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. We may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our product candidates on a timely or profitable basis, if at all.

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the CAR T therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which, are not present in oncology patients and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABA® platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA. On November 28, 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies in the cancer setting and requesting life-long monitoring in patients treated with these therapies. Patients in our CAR T and CAART studies could also develop certain life-threatening cancers or malignancies. Our clinical trials of CABA-201 represent the first evaluation of this product candidate in patients and CABA-201 is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with our

CAAR T and CAR T cell therapies in autoimmune and alloimmune indications will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

*Preconditioning regimens, as currently implemented in several of our clinical trials, may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We have implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects are pre-treated with IVIg and cyclophosphamide, and other patients are pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our CABA-201 REstoring SElf-Tolerance, or RESETTM, clinical trials. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and neurotoxicity. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Additionally, a failure of our clinical trials of DSG3-CAART, MuSK-CAART or CABA-201 RESETTM trials could influence physicians’ and regulators’ opinions with regard to the viability of our CABA® platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, MuSK-CAART or CABA-201, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T or CAR T cell therapies may be significantly harmed.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. Similarly, while we believe CABA-201 has a similar overall design to the construct used for the patients in the Nature Medicine, Lancet, Annals of Rheumatic Diseases, and Rheumatology publications, those studies involved a small number of patients, and a different product candidate, and the initial clinical results observed in those studies may not be predictive of clinical trial results with CABA-201 or any of our other product candidates, additionally, because those studies are not our own, we may not have access to accurate follow-up information or peer-reviewed results.

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

As of March 31, 2024, we had 118 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. For example, we are still dependent on Penn and certain Penn-affiliated entities to continue providing certain research and development as well as manufacturing services under that certain research services agreement. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations, WuXi’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and escalating conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the upcoming presidential election in the United States or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, as of May 10, 2024, are WuXi AppTec, WuXi Biologics, MGI, BGI, and Complete Genomics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. On May 10, 2024, the House of Representatives released an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the former chair and ranking member of the House Select Committee on the Chinese Communist Party, former Representative Mike Gallagher and Representative Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to

Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2024 and 2023, we recorded net losses of $25.0 million and $15.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $258.3 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of March 31, 2024, we had $223.8 million of cash, cash equivalents and investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the first half of 2026, which includes initial clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2024 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted, and at our 2023 annual meeting our stockholders approved, an amendment to the 2019 Plan, or the Plan Amendment, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment. Our compensation committee determined the size of the increase to the reserved pool under the Plan Amendment based on projected equity awards to anticipated new hires, projected annual equity awards to existing employees and an assessment of the magnitude of increase that our institutional investors and the firms that advise them would likely find acceptable. We anticipate that the increased share reserve under our 2019 Plan, as amended by the Plan Amendment, will be sufficient to provide equity incentives to attract, retain, and motivate employees for a period of two years following the effective date of the Plan Amendment.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201, and have completed engineering runs. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, as of May 10, 2024, are WuXi AppTec, WuXi Biologics, MGI, BGI, and Complete Genomics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. On May 10, 2024, the House of Representatives released an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the former chair and ranking member of the House Select Committee on the Chinese Communist Party, former Representative Mike Gallagher and Representative Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot accurately estimate the potential revenue from our product candidates. For more information, see “Business - Government Regulation - Pricing and Reimbursement, United States” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see “Business - Government Regulation - Current and Future Legislation, United States” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see “Business - Government Regulation - Other Healthcare Laws and Compliance Requirements, United States” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 43% of our outstanding voting common stock, or 42% of our common stock, assuming all shares of non-voting common stock are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders could have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

*The dual class structure of our common stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act. In May 2024, 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock remain outstanding.

*Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

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

On March 21, 2024, we filed a registration statement on Form S-3ASR (File No. 333-278126) with the SEC, or the 2024 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2024 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market”, offerings under the 2024 Shelf Registration Statement and subject to the limitations thereof. The 2024 Shelf Registration Statement and 2024 Sales Agreement replaced our former registration statement and sales agreement, pursuant to which we had a $100 million at-the-market offering program, all of which we sold. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2024 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2024 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. No shares of common stock have been sold pursuant to the 2024 Sales Agreement.

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

*Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, the risk of economic slowdown or recession in the United States, instability in the banking system, and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, including the upcoming presidential election in the United States. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Action Date	Duration of Trading Arrangements(1)	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Michael Gerard General Counsel	Adopt	February 21, 2024	August 1, 2024 – August 6, 2025	Y	Up to 46,875 shares to be sold

* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Except as indicated by footnote, each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

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

10.1† *	Third Amendment to the Licence and Supply Agreement, dated as of February 21, 2024, between the Registrant and Oxford Biomedica (UK) Limited
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: May 15, 2024	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)