Form 10-Q
period 2024-06-30
Cabaletta Bio, Inc.
filed 2024-08-08
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 48,848,673 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, and/or WuXi Advanced Therapies, Inc., or WuXi, for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for CABA-201 and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if Penn's or WuXi's manufacturing capacity is reduced or otherwise delayed or limited, including due to legislative action, or if we, Penn, WuXi or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
If we encounter difficulties enrolling patients in our RESETTM clinical trials for CABA-201 or the MusCAARTesTM trial, or future clinical trials, these clinical development activities could be delayed or otherwise adversely affected.
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
•
our ability to establish and maintain arrangements or a facility for manufacture of CABA-201, MuSK-CAART and any other product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$178,613	$193,238
Short-term investments	24,612	48,011
Prepaid expenses and other current assets	3,031	3,241
Total current assets	206,256	244,490
Property and equipment, net	2,976	2,541
Operating lease right-of-use assets	5,934	4,910
Other assets	2,252	1,709
Total Assets	$217,418	$253,650
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,219	$4,547
Accrued and other current liabilities	6,280	7,887
Operating lease liabilities, current portion	7,400	3,560
Total current liabilities	17,899	15,994
Operating lease liabilities, net of current portion	—	1,458
Total Liabilities	17,899	17,452
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 31, 2024 and December 31, 2023; no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2024 and December 31, 2023; 48,291,469 voting shares issued and outstanding as of June 30, 2024 and 47,823,232 (46,378,937 voting and 1,444,295 non-voting) shares issued and outstanding as of December 31, 2023	—	—
Additional paid-in capital	485,434	469,396
Accumulated other comprehensive (loss) income	(29)	39
Accumulated deficit	(285,886)	(233,237)
Total stockholders’ equity	199,519	236,198
Total liabilities and stockholders’ equity	$217,418	$253,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$23,427	$11,797	$45,381	$24,232
General and administrative	6,852	4,093	12,929	8,614
Total operating expenses	30,279	15,890	58,310	32,846
Loss from operations	(30,279)	(15,890)	(58,310)	(32,846)
Other income:
Interest income	2,677	1,403	5,661	2,505
Net loss	$(27,602)	$(14,487)	$(52,649)	$(30,341)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	9	(3)	(68)	44
Net comprehensive loss	$(27,593)	$(14,490)	$(52,717)	$(30,297)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.56)	$(0.37)	$(1.07)	$(0.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	2,480	—	—	2,480
Net unrealized gains on available-for-sale securities	—	—	—	47	—	47
Issuance of common stock in connection with exercise of stock options	84,264	—	458	—	—	458
Issuance of common stock upon exercise of pre-funded warrants	1,811,591	—	—	—	—	—
Net loss	—	—	—	—	(15,854)	(15,854)
Balance—March 31, 2023	31,340,989	$—	$273,067	$—	$(181,416)	$91,651
Stock-based compensation	—	—	2,803	—	—	2,803
Issuance of common stock, net of issuance costs of $6,295	8,337,500	—	93,755	—	—	93,755
Issuance of common stock in connection with exercise of stock options	107,122	—	390	—	—	390
Issuance of common stock under employee stock purchase plan	8,071	—	32	—	—	32
Net unrealized losses on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(14,487)	(14,487)
Balance—June 30, 2023	39,793,682	$—	$370,047	$(3)	$(195,903)	$174,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Issuance of common stock, net of issuance costs of $147	258,070	—	5,746	—	—	5,746
Stock-based compensation	—	—	3,791	—	—	3,791
Net unrealized losses on available-for-sale securities	—	—	—	(77)	—	(77)
Issuance of common stock in connection with exercise of stock options	167,813	—	1,109	—	—	1,109
Net loss	—	—	—	—	(25,047)	(25,047)
Balance—March 31, 2024	48,249,115	$—	$480,042	$(38)	$(258,284)	$221,720
Stock-based compensation	—	—	5,013	—	—	5,013
Issuance of common stock in connection with exercise of stock options	27,407	—	250	—	—	250
Issuance of common stock under employee stock purchase plan	14,947	—	129	—	—	129
Net unrealized gains on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(27,602)	(27,602)
Balance—June 30, 2024	48,291,469	$—	$485,434	$(29)	$(285,886)	$199,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,649)	$(30,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,804	5,283
Depreciation	819	735
Non-cash lease expense	3,186	915
Accretion of lease liabilities	393	198
Amortization of discount on investments	(1,169)	(186)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	210	1,043
Other assets	(543)	(120)
Accounts payable	317	(145)
Accrued and other current liabilities	(1,925)	(740)
Lease liabilities	(2,220)	(1,139)
Net cash used in operating activities	(44,777)	(24,497)
Cash flows from investing activities:
Purchases of property and equipment	(1,582)	(437)
Purchases of investments	—	(48,085)
Proceeds from maturities of investments	24,500	25,000
Net cash provided by (used in) investing activities	22,918	(23,522)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	5,746	93,604
Proceeds from issuance of common stock in connection with the exercise of stock options	1,359	848
Proceeds from issuance of common stock under employee stock purchase plan	129	32
Net cash provided by financing activities	7,234	94,484
Net (decrease) increase in cash and cash equivalents	(14,625)	46,465
Cash and cash equivalents—beginning of period	193,238	81,607
Cash and cash equivalents—end of period	$178,613	$128,072
Supplemental disclosures of non-cash investing and financing activities:
Issuance costs included in accrued expenses	$—	$142
Property and equipment purchases included in accounts payable and accrued expenses	$375	$23
Right-of-use assets obtained in exchange for lease obligations	$4,210	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $203,225 as of June 30, 2024. Through June 30, 2024, the Company has incurred an accumulated deficit of $285,886. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and investments as of June 30, 2024, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). As permitted under these rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 21, 2024 (2023 Annual Report).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2023 Annual Report.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$177,976	$177,976	$—	$—
Short-term investments:
U.S. Treasury securities	24,612	—	24,612	—
Total	$202,588	$177,976	$24,612	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$180,124	$180,124	$—	$—
U.S. Treasury securities - original maturity less than three months	12,371		12,371
Short-term investments:
U.S. Treasury securities	48,011	—	48,011	—
Total	$240,506	$180,124	$60,382	$—

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

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$637	$—	$—	$637
Money market funds	177,976	—	—	177,976
Included in cash and cash equivalents	178,613	—	—	178,613
U.S. Treasury securities - due in one year or less				—
Included in short-term investments	24,641	—	(29)	24,612
Total	$203,254	$—	$(29)	$203,225

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$743	$—	$—	$743
Money market funds	180,124	—	—	180,124
U.S. Treasury securities - original maturity less than three months	12,367	4	—	12,371
Included in cash and cash equivalents	193,234	4	—	193,238
U.S. Treasury securities - due in one year or less
Included in short-term investments	47,976	39	(4)	48,011
Total	$241,210	$43	$(4)	$241,249

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Research and development services	$2,519	$2,459
General and administrative services	295	188
Compensation expense	3,446	5,200
Other	20	40
	$6,280	$7,887

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2024.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $806 and $1,519 for the three and six months ended June 30, 2024 and $694 and $2,205 for the three and six months ended June 30, 2023, respectively. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500 and in August 2023, the Company and Oxford entered into a vector supply agreement for CABA-201, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which project to date expense of approximately $3,200 has been recognized. In February 2024, the Company and Oxford entered into a third amendment of the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment of the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector.

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

6. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In addition, the Company agreed to certain monthly minimum runs. In lieu of the original $1,500 termination fee under the terms of the WuXi Agreement, the Company would incur a $1,080 termination fee if it terminates both the CABA-201 and MuSK-CAART work orders for any reason. The Company may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office, laboratory space and a dedicated manufacturing suite at WuXi under operating leases that have a weighted average remaining term of 0.8 years and 1.5 years as of June 30, 2024 and December 31, 2023, respectively.

As described further in Note 6, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of CABA-201. WuXi converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023, and a right of use asset and lease liability of $953 was initially recorded for the fixed payments. In the first quarter of 2024, the contingency related to the variable costs was resolved and the lease was remeasured, resulting in an increase in the right of use asset and lease liability of $4,032. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and a $1,080 termination fee if both the CABA-201 and MuSK-CAART work orders are terminated. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024, resulting in a reduction to future lease payments of approximately $1,500.

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

The weighted average discount rate for the Company’s operating leases is 10.4% and 9.5% as of June 30, 2024 and December 31, 2023, respectively, representing the Company's incremental borrowing rate at the beginning of each lease. Cash paid for amounts included in the measurement of operating lease liabilities was $2,220 and $1,139 for the six months ended June 30, 2024 and 2023, respectively.

Future lease payments under the non-cancelable operating leases as of June 30, 2024 are as follows:

July 1, 2024 - December 31, 2024	$5,177
2025	2,533
Total undiscounted lease payments	7,710
Less imputed interest	(310)
Total lease liability	$7,400

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2024, 5,045,722 pre-funded warrants had been exercised and 1,168,054 remain outstanding. An additional 543,380 pre-funded warrants were exercised subsequent to June 30, 2024.

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

The Company has a Sales Agreement with Cowen and Company, LLC (Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (2024 ATM Program) pursuant to its S-3 ASR, and subject to the limitations thereof. There have been no sales pursuant to the 2024 ATM Program.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2024, the total number of shares under the

2019 Plan was increased by 1,912,929 shares pursuant to the 2019 Plan Evergreen Provision. As of June 30, 2024, there were 2,372,262 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	8,141,035	$8.28	7.6	$117,384
Granted	2,416,800	20.94
Exercised	(195,220)	6.96		2,850
Forfeited/Cancelled	(108,949)	14.96
Outstanding as of June 30, 2024	10,253,666	$11.22	7.7	$13,427
Options Exercisable at June 30, 2024	4,906,136	$7.75	6.4	$9,795

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $17.41 and $9.13, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six months ended June 30,
	2024	2023
Risk-free interest rate	3.78%—4.60%	3.38%—3.95%
Expected term	5.5 years—6.2 years	5.5 years—6.1 years
Expected volatility	104%—110%	106%—107%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,596	$1,392	$4,556	$2,628
General and administrative	2,417	1,411	4,248	2,655
Total	$5,013	$2,803	$8,804	$5,283

As of June 30, 2024, there was $57,794 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 3.16 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of June 30, 2024, there were 357,368 shares remaining available for issuance under the 2019 ESPP.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2024 and December 31, 2023.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. During the three and six months ended June 30, 2024 and 2023, the Company had voting and non-voting common stock outstanding. In May 2024, 1,444,295 shares of non-voting common stock was converted to voting common stock and as of June 30, 2024, no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2024 and 2023 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 1,168,054 and 4,130,442 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended June 30, 2024		Six months ended June 30, 2024
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(27,318)	$(284)	$(51,608)	$(1,041)

Denominator
Weighted average number of shares used in basic per share computation	48,937,923	507,884	48,398,265	976,089
Net loss per share, basic	$(0.56)	$(0.56)	$(1.07)	$(1.07)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(27,318)	$(284)	$(51,608)	$(1,041)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(284)	—	(1,041)	—
Allocation of undistributed losses	$(27,602)	$(284)	$(52,649)	$(1,041)

Denominator
Weighted average number of shares used in basic per share computation	48,937,923	507,884	48,398,265	976,089
Add: conversion of non-voting to voting common shares outstanding	507,884	—	976,089	—
Weighted average number of shares used in diluted per share computation	49,445,807	507,884	49,374,354	976,089
Net loss per share, diluted	$(0.56)	$(0.56)	$(1.07)	$(1.07)

	Three months ended June 30, 2023		Six months ended June 30, 2023
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(13,798)	$(689)	$(28,827)	$(1,514)

Denominator
Weighted average number of shares used in basic per share computation	37,312,047	1,860,759	35,460,528	1,860,759
Net loss per share, basic	$(0.37)	$(0.37)	$(0.81)	$(0.81)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(13,798)	$(689)	$(28,827)	$(1,514)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(689)	—	(1,514)	—
Allocation of undistributed losses	$(14,487)	$(689)	$(30,341)	$(1,514)

Denominator
Weighted average number of shares used in basic per share computation	37,312,047	1,860,759	35,460,528	1,860,759
Add: conversion of non-voting to voting common shares outstanding	1,860,759	—	1,860,759	—
Weighted average number of shares used in diluted per share computation	39,172,806	1,860,759	37,321,287	1,860,759
Net loss per share, diluted	$(0.37)	$(0.37)	$(0.81)	$(0.81)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2024	2023
Stock options to purchase common stock	10,253,666	8,078,282
	10,253,666	8,078,282

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

CABA-201, our lead product candidate and the first product candidate from our CARTA platform, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases. CABA-201 was designed for use in autoimmune patients to closely replicate the design of a CD19-CAR T construct employed in academic reports published in journals including Nature Medicine, Lancet Rheumatology, and the Journal of the American Medical Association. These studies have employed a CD19-CAR T cell therapy incorporating a 4-1BB co-stimulatory domain following standard lymphodepletion with fludarabine and cyclophosphamide. According to reports to date, in patients with systemic lupus erythematosus, idiopathic inflammatory myopathy, and systemic sclerosis, the 4-1BB containing CD19-CAR T cell therapy has led to robust improvement in clinical disease activity within six months of treatment through rapid and deep depletion of CD19-expressing B cells followed by return of healthy B cells within seven months of treatment. Follow-up is ongoing, with the clinical responses in systemic lupus erythematosus, or SLE, maintained off immunosuppressive therapies with up to 2.5 years of follow-up, as of February 2024 (Müller F, et al. “CD19 CAR T-Cell Therapy in Autoimmune Disease - A Case Series with Follow-up.” The New England Journal of Medicine (2024): 687-700). It has been publicly reported that one idiopathic inflammatory myopathy (IIM, or myositis) subject in this academic study had a recurrence of muscle disease approximately 12 months after CD19-CAR T administration.

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

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of

15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of CABA-201 is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the academic reports of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE. The trial is open for enrollment across multiple sites in the United States. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application for the RESET-SLETM trial submitted by Cabaletta, enabling the Company to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada.

In May 2023, the FDA granted clearance of our CABA-201 IND application for treatment of IIM, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 trial of CABA-201 affect approximately 66,000 patients in the U.S. and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. The initial dose for the trial is equivalent to the dose administered to patients with myositis in the academic reports referenced above. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for CABA-201 for the treatment of idiopathic inflammatory myopathies (IIM, or myositis) in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for CABA-201 for juvenile dermatomyositis. The trial is open for enrollment across multiple sites in the United States.

In October 2023, we announced that the FDA granted clearance of our CABA-201 IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 88,000 patients in the U.S., typically middle-aged individuals, particularly women. The RESET-SScTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc. The initial dose for the trial is equivalent to the dose administered to patients with severe, diffuse SSc in the academic studies referenced above involving a 4-1BB containing CD19-CAR T construct. We announced the FDA granted Fast Track Designation for CABA-201 for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for CABA-201 for the treatment of systemic sclerosis in January and March 2024, respectively. The trial is open for enrollment across multiple sites in the United States.

In November 2023, the FDA granted clearance of our CABA-201 IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 85% of the between 50,000 and 80,000 estimated MG patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which typically require chronic administration, increasing the risk of serious long-term side effects. The RESET-MGTM Phase 1/2 clinical trial of CABA-201 is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts. The initial dose for the trial is identical to that will be employed in our RESETTM Phase 1/2 trials in SLE, myositis and SSc. The trial is open for enrollment across multiple sites in the United States.

In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment. The RESET-PVTM sub-study will evaluate CABA-201 as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV.

In June 2024, we announced the initial clinical data for the first patient dosed in the RESET-SLETM and RESET-MyositisTM trials. In both of these patients, no cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), infections or serious adverse events were observed through data cut-off of May 28, 2024. CABA-201 exhibited the anticipated profile of CAR T cell expansion and contraction with complete B cell depletion observed in both patients by day 15 post-infusion. Improvements in both patients’ specific disease measures were observed, consistent with academic experience of a similar 4-1BB CD19-CAR T.

In late June 2024, a lupus nephritis patient with very active, refractory disease was dosed and experienced Grade 1 CRS and a protocol-defined dose-limiting toxicity of Grade 4 ICANS. The ICANS resolved rapidly following standard management. The study’s

Independent Data Monitoring Committee reviewed data from the patient, and recommended that the study proceed as designed, without delay, at the current dose. We have proposed and are implementing protocol modifications designed to improve patient safety, including enhanced monitoring for fever and neurologic symptoms along with seizure prophylaxis for all patients, in line with the practice at many academic sites including at Erlangen University, the site of the CD19-CAR T studies led by Dr. Georg Schett. Last month, we provided standard notice to the FDA and communicated details of the event and proposed protocol changes to all active clinical sites within the RESETTM clinical trial program.

As of August 5, 2024, nine patients have been enrolled across the lupus, myositis and systemic sclerosis clinical trials, with four of these patients enrolled following our reporting of initial clinical data on the first two patients in the RESET-Myositis™ and RESET-SLE™ trials at the EULAR 2024 Congress in June 2024.

Within the legacy CAART strategy, our DSG3-CAART product candidate is designed to treat mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes and is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. The DesCAARTesTM trial is no longer dosing patients for treatment with DSG3-CAART after evaluation of clinical and translational data from the combination cohort, where patients were pre-treated with IVIg, cyclophosphamide and fludarabine prior to DSG3-CAART infusion.

Our MuSK-CAART product candidate is designed to treat a subset of patients with MG, targeting autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, or MuSK-associated myasthenia gravis, or MuSK MG. Based on review of the initial clinical data and the data from the DSG3-CAART trial, the MusCAARTesTM trial is currently dosing patients in the A2 cohort, where patients are treated with MuSK-CAART without preconditioning.

Our manufacturing strategy is comprised of two stages, designed to initially leverage the extensive early-stage manufacturing expertise of our academic partners for rapid early development, and in parallel partner with commercially compliant contract development and manufacturing organizations, or CDMOs, capable of supporting late-stage clinical studies and commercial production. Our aim is to achieve full manufacturing readiness through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s).

The early-stage leverages the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. For supply of lentiviral vector for the late-stage clinical and commercial manufacturing of CABA-201, we are working with Oxford Biomedica (UK) Limited, or Oxford. We have also collaborated with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional and commercially compliant cell manufacturing partner for our MusCAARTesTM and RESETTM clinical trials to meet planned capacity and international supply requirements. In July 2024, we entered into a new technology transfer agreement with Lonza, another commercially compliant CDMO, to execute a technology transfer of our expected commercial manufacturing process for CABA-201. This improved process is nearly fully closed, semi-automated, and more easily scaled than the current process. Transfer of this updated process will be performed from Cabaletta to Lonza in anticipation of being able to supply CABA-201 drug product for any of Cabaletta’s ongoing and planned RESETTM clinical trials.

In November 2023, we partnered with Cellares Corp., or Cellares, to evaluate their automated manufacturing platform, the Cell ShuttleTM, through the Cellares Technology Adoption Partnership, or TAP, program. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the automated manufacture and release testing of CABA-201. In August 2024, we expanded our partnership with Cellares to facilitate the potential to incorporate the Cellares manufacturing platform to support the RESETTM clinical program.

We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Multiple members of our team have previously built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable. In June 2024, we hired Sarah Yuan, PhD, as Chief Technology Officer, fully dedicated to manufacturing technology and supply strategy at the Company.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants As of June 30, 2024, we had $203.2 million in cash, cash equivalents and investments.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4.0 million. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our CABA-201 program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for CABA-201 with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment of the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment of the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate the WuXi Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February

2028. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024.

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In August 2018, we entered into a license agreement with Penn, which was amended and restated in July 2019 to include CHOP, collectively, the Institutions, and collectively with such amendment, as amended in May 2020 and October 2021, the License Agreement, pursuant to which we obtained (a) a non-exclusive, non-sublicensable, worldwide research license to make, have made and use products in two subfields of use, (b) effective as of October 2018, an exclusive, worldwide, royalty-bearing license, with the right to sublicense, under certain of the Institutions’ intellectual property to make, use, sell, offer for sale and import products in the same two subfields of use, and (c) effective as of October 2018, a non-exclusive, worldwide, royalty-bearing license, with limited rights to sublicense, under certain of Penn’s know-how to make, have made, use, sell, offer for sale, import and have imported products in the same two subfields of use. Our rights are subject to the rights of the U.S. government and certain rights retained by the Institutions.

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

Results of Operations for the Three Months ended June 30, 2024 and 2023

The following sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$23,427	$11,797	$11,630
General and administrative	6,852	4,093	2,759
Total operating expenses	30,279	15,890	14,389
Loss from operations	(30,279)	(15,890)	(14,389)
Other income:
Interest income	2,677	1,403	1,274
Net loss	$(27,602)	$(14,487)	$(13,115)

Research and Development

Research and development expenses were $23.4 million for the three months ended June 30, 2024 compared to $11.8 million for the three months ended June 30, 2023. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
License of intellectual property and subscription fee	$4	$20	$(16)
Manufacturing of preclinical and clinical supplies	3,798	1,592	2,206
Clinical trials	5,313	1,701	3,612
Personnel	9,401	5,231	4,170
Development services	4,112	2,912	1,200
Other	799	341	458
	$23,427	$11,797	$11,630

Specific changes in our research and development expenses year over year include a:

•
$4.2 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $1.2 million in stock-based compensation expense;
•
$3.6 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$2.2 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and a
•
$1.2 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities.

General and Administrative

General and administrative expenses were $6.9 million for the three months ended June 30, 2024 compared to $4.1 million for the three months ended June 30, 2023. The increase of $2.8 million in our general and administrative expenses includes:

•
$1.8 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $1.0 million in stock-based compensation expense; and
•
$1.0 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income increased by $1.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result earning interest on a higher cash, cash equivalents and investments balance due to the May 2023 financing and proceeds from sales of common stock pursuant to the 2023 ATM Program in the fourth quarter of 2023 and first quarter of 2024.

Results of Operations for the Six Months ended June 30, 2024 and 2023

The following sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$45,381	$24,232	$21,149
General and administrative	12,929	8,614	4,315
Total operating expenses	58,310	32,846	25,464
Loss from operations	(58,310)	(32,846)	(25,464)
Other income:
Interest income	5,661	2,505	3,156
Net loss	$(52,649)	$(30,341)	$(22,308)

Research and Development

Research and development expenses were $45.4 million for the six months ended June 30, 2024 compared to $24.2 million for the six months ended June 30, 2023. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
License of intellectual property	$1,515	$2,324	$(809)
Manufacturing of preclinical and clinical supplies	7,341	3,111	4,230
Clinical trials	9,735	2,704	7,031
Personnel	17,164	9,679	7,485
Development services	8,459	5,796	2,663
Other	1,167	618	549
	$45,381	$24,232	$21,149

Specific changes in our research and development expenses year over year include a:

•
$7.5 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $1.9 million in stock-based compensation expense;
•
$7.0 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$4.2 million increase in manufacturing costs primarily due to cell processing capabilities and related activities;
•
$2.7 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities; partially offset by a
•
$0.8 million decrease in license of intellectual property costs due to a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201 in the first quarter of 2023 compared to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the CABA-201 trial.

General and Administrative

General and administrative expenses were $12.9 million for the six months ended June 30, 2024 compared to $8.6 million for the six months ended June 30, 2023. The increase of $4.3 million in our general and administrative expenses includes:

•
$2.9 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $1.6 million in stock-based compensation expense; and
•
$1.4 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income increased by $3.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of increasing interest rates on a higher cash, cash equivalents and investments balance due to financings in December 2022 and May 2023 and proceeds from sales of common stock pursuant to the 2023 ATM Program in the fourth quarter of 2023 and first quarter of 2024.

Liquidity and Capital Resources

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. As of June 30, 2024, we had $203.2 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2024, we had an accumulated deficit of $285.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

We have a Sales Agreement with Cowen and Company, LLC, or Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the ATM Program, pursuant to the S-3 ASR, and subject to the limitations thereof. There have been no sales pursuant to the 2024 ATM Program.

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

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of June 30, 2024, 5,045,722 pre-funded warrants had been exercised and 1,168,054 remain outstanding. An additional 543,380 pre-funded warrants were exercised subsequent to June 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(44,777)	$(24,497)
Investing activities	22,918	(23,522)
Financing activities	7,234	94,484
Net (decrease) increase in cash and cash equivalents	$(14,625)	$46,465

Operating Activities

During the six months ended June 30, 2024, cash used in operating activities of $44.8 million was attributable to a net loss of $52.7 million and a net change of $4.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $12.0 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

During the six months ended June 30, 2023, cash used in operating activities of $24.5 million was attributable to a net loss of $30.3 million and a decrease of $1.1 million in our net operating assets and liabilities, partially offset by a net change in non-cash charges of $6.9 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities of $22.9 million was attributable to $24.5 million from the maturity of short-term investments, partially offset by purchases of $1.6 million of property and equipment.

During the six months ended June 30, 2023, cash used in investing activities of $23.5 million was attributable to the purchases of $48.1 million of short-term investments and $0.4 million of property and equipment, partially offset by proceeds of $25.0 million from the maturity of short-term investments.

Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities of $7.2 million was from $5.7 million in sales of common stock, net of issuance costs paid, and $1.5 million from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startup Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited condensed consolidated financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which will be December 31, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently planning to adopt this guidance when effective and are assessing the impact of the adoption on our consolidated financial statements and accompanying footnotes.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently planning to adopt this guidance when effective and are assessing the impact of the adoption on our consolidated financial statements and accompanying footnotes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $203.2 million as of June 30, 2024. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

Our business involves material and other risks, some of which are summarized and described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to worsening of systemic lupus erythematosus, or SLE, idiopathic inflammatory myopathy (IIM), or myositis, systemic sclerosis, or SSc, pemphigus, muscle-specific kinase myasthenia gravis, or MuSK MG, or generalized myasthenia gravis, or gMG, adverse effects related to infusion of activated T cells or medication taper, including cytokine release syndrome, or CRS, immune effector cell-associated neurotoxicity syndrome, or ICANS, or other unexpected adverse effects of therapy with our product candidates or potential class-wide side effects, such as those related to CD19-directed autologous CAR T cell immunotherapies;
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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the CAR T therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials will be infused with our proposed therapies, and may possess strongly activating soluble antibodies, which are not present in oncology patients, and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS or ICANS. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABA® platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

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

*Patients receiving T cell-based immunotherapies, such as our product candidates, have in the past and may experience serious adverse events, including ICANS, CRS and killing of cells other than the intended B cells that express the autoantibodies. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

Our product candidates are CAR T or CAAR T cell-based immunotherapies. In other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to ICANS and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. We have observed events of CRS and ICANS in our ongoing RESETTM trial. ICANS is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as ICANS and CRS.

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

Furthermore, treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in routine medical care. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, prolonged or persistent cytopenias and ICANS has been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies.

*Preconditioning regimens, as currently implemented in several of our clinical trials, may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects were pre-treated with IVIg and cyclophosphamide, and other patients were pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our CABA-201 REstoring SElf-Tolerance, or RESETTM, clinical trials. We are evaluating CABA-201 without preconditioning in our RESETTM PV sub-study within the ongoing DesCAARTesTM trial in patients with mPV and mcPV. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and ICANS. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may delay or otherwise adversely affect our ability to use DSG3 or MuSK autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART and MuSK-CAART, respectively. An inability to use DSG3 or MuSK autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients in the DesCAARTesTM trial or muscle weakness in the MusCAARTesTM trial, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to CAAR and therefore may slow clinical development. We will continue to evaluate emerging data from the MusCAARTesTM trial on an ongoing basis, as well as other relevant clinical trials in autoimmune disease, and may make additional modifications, as appropriate.

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

Subjects in our RESETTM trials, except for our PV sub-study, will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by CABA-201. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after CABA-201, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of CABA-201 independent of the effects of fludarabine and cyclophosphamide. We intend to evaluate this potential impact of preconditioning in our CAAR and CABA-201 studies, through the comparison to non-lymphodepletion arms.

Our clinical patients may experience increased or more severe adverse effects specifically related to the preconditioning regimens, such as severe allergic reactions, difficulty breathing, severe headaches, fevers and chills, serious infections, low blood counts, inflammation of the colon with bleeding, bladder irritation, blood clots, development of certain cancers, damage to the heart, lung or kidneys, and even death. These undesirable side effects, whether associated with the preconditioning regimen alone or in combination with our CAR T cell product candidates or CAAR T cell product candidates, could cause delays in patient enrollment in our clinical trials, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a change to our clinical trial design, a more restrictive label or the delay or denial of regulatory approval by the FDA. Any of the foregoing may increase the duration and expense of the clinical development of our product candidates or limit market acceptance of such product candidates, if approved, any of which could have a material adverse effect on our business and financial condition.

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

The initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because CABA-201, DSG3-CAART and MuSK-CAART are the first three product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues.

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

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and ICANS, and adverse events have resulted in the death of patients. Similar adverse events could occur during treatment with our current or future CAR T or CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may cause the CAAR T cells to proliferate, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Safety Monitoring Boards for our trials (e.g. Data Safety Monitoring Board, or DSMB, or Independent Data Safety Monitoring Committee, or IDMC), or local regulatory authorities such as institutional review boards, or IRBs, could recommend or order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAR T or CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our DesCAARTesTM trial, MusCAARTesTM trial, and RESETTM trials in SLE, myositis, SSc, and gMG and RESET- PVTM sub-study are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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
•
delays in recruiting eligible patients to participate in our clinical trials, including pediatric patients who need parental consent;
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

For our RESETTM, DSG3-CAART, MuSK-CAART and other planned clinical trials, we expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, inadequate institutional safety procedures, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of CABA-201, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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
•
clinicians’, patients’ and parents' (for juvenile patients) perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, or with CAR T cell therapies broadly following the FDA’s investigation into reports of T cell malignancies for approved BCMA- and CD19-directed CAR T cell immunotherapies;
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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, and gMG, our RESET-PVTM sub-study and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients. Since the number of patients that we plan to dose in our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, gMG and RESET-PVTM sub-study is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our RESET-PVTM sub-study and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, MuSK-CAART, or CABA-201, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial, our MusCAARTesTM trial, and RESETTM trials, respectively.

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

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We are the first and only company developing CAAR T drug candidates and one of several developing CAR T drug candidates for the treatment autoimmune diseases where B cells may play a role in initiating or maintaining disease. Additionally, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could also attempt to leverage their expertise into autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, while rituximab is the first drug for the treatment of PV, the target indication for DSG3-CAART, to have received regulatory approval in the United States in over 60 years, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for muscle-specific kinase myasthenia gravis, or MuSK MG, SLE, myositis, SSc and gMG. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

As of June 30, 2024, we had 136 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations, WuXi’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the upcoming presidential election in the United States, events related thereto such as changes to candidates or political unrest or otherwise, or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, under the version of legislation introduced on May 10, 2024, are WuXi AppTec, WuXi Biologics, MGI, BGI, and Complete Genomics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. On May 15, 2024, the House Committee on Oversight and Accountability approved an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the former chair and ranking member of the House Select Committee on the Chinese Communist Party, former Representative Mike Gallagher and Representative Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2024 and 2023, we recorded net losses of $52.7 million and $30.3 million, respectively. As of June 30, 2024, we had an accumulated deficit of $285.9 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of CABA-201. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on WuXi manufacturing services for MuSK-CAART and CABA-201 in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. The DesCAARTesTM trial is no longer dosing patients for treatment with DSG3-CAART after evaluation of clinical and translational data from the combination cohort, where patients were pre-treated with IVIg, cyclophosphamide and fludarabine prior to DSG3-CAART infusion. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. Our INDs for CABA-201, which are designed to treat patients with active LN or active SLE without renal involvement, patients with myositis, patients with SSc, and patients with gMG became effective in March 2023, May 2023, September 2023 and November 2023, respectively. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of June 30, 2024, we had $203.2 million of cash, cash equivalents and investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the first half of 2026, which includes initial clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

There are also current geopolitical tensions with China. These tensions and the related risks are described in the Risk Factor in this Report titled, “Risks Related to Business Development – Business disruptions, including due to natural disasters, global conflicts or political unrest, could seriously impact our operations, research and trials and harm our future revenue and financial condition.”

In addition, the CAART Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the CAART Services Agreement is amended, Penn will not be obligated to provide any further services under the CAART Services Agreement after that time. We currently anticipate that research and development projects under the CAART Services Agreement will continue through at least 2024. In addition, Penn has the right to terminate the CAART Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the CAART Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the CAART Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the CAART Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

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

Our MuSK-CAART and CABA-201 product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAR or CAAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAR T or CAAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

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

Vector production also requires the production of high-quality DNA plasmids, for which there is also a limited number of suppliers. Although we have established relationships with suppliers for lentiviral vector and plasmids, we do not yet have our own clinical-scale manufacturing facility established, and are therefore highly dependent on the ability of these suppliers to manufacture necessary materials and to deliver these materials to us on a timely and reliable basis.

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

Risks Related to Government Regulation

*The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for marketing authorization of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV, MuSK myasthenia gravis, SLE, myositis, SSc or gMG. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

As of June 30, 2024, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 51% of our outstanding voting common stock, or 51% of our common stock. Such calculations assume all shares of non-voting common stock, if any outstanding, are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders could have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1† *	Fourth Amendment to the Licence and Supply Agreement, dated as of June 24, 2024, between the Registrant and Oxford Biomedica (UK) Limited
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: August 8, 2024	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)