Form 10-Q
period 2024-09-30
Cabaletta Bio, Inc.
filed 2024-11-14
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 48,877,164 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our expectations regarding international expansion and results of our efforts to do so;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$170,608	$193,238
Short-term investments	12,404	48,011
Prepaid expenses and other current assets	2,503	3,241
Total current assets	185,515	244,490
Property and equipment, net	2,813	2,541
Operating lease right-of-use assets	13,600	4,910
Other assets	2,482	1,709
Total Assets	$204,410	$253,650
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,180	$4,547
Accrued and other current liabilities	12,765	7,887
Operating lease liabilities, current portion	7,937	3,560
Total current liabilities	22,882	15,994
Operating lease liabilities, net of current portion	7,287	1,458
Total Liabilities	30,169	17,452
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2024 and December 31, 2023; 48,850,423 voting shares issued and outstanding as of September 30, 2024 and 47,823,232 (46,378,937 voting and 1,444,295 non- voting shares issued and outstanding as of December 31, 2023)	—	—
Additional paid-in capital	490,755	469,396
Accumulated other comprehensive income	1	39
Accumulated deficit	(316,515)	(233,237)
Total stockholders’ equity	174,241	236,198
Total liabilities and stockholders’ equity	$204,410	$253,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$26,290	$13,787	$71,671	$38,019
General and administrative	6,756	4,881	19,685	13,495
Total operating expenses	33,046	18,668	91,356	51,514
Loss from operations	(33,046)	(18,668)	(91,356)	(51,514)
Other income:
Interest income	2,417	2,220	8,078	4,725
Net loss	$(30,629)	$(16,448)	$(83,278)	$(46,789)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	30	(18)	(38)	(21)
Net comprehensive loss	$(30,599)	$(16,466)	$(83,316)	$(46,810)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.62)	$(0.37)	$(1.69)	$(1.18)

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Issuance of common stock, net of issuance costs of $147	258,070	—	5,746	—	—	5,746
Stock-based compensation	—	—	3,791	—	—	3,791
Net unrealized losses on available-for-sale securities	—	—	—	(77)	—	(77)
Issuance of common stock in connection with exercise of stock options	167,813	—	1,109	—	—	1,109
Net loss	—	—	—	—	(25,047)	(25,047)
Balance—March 31, 2024	48,249,115	$—	$480,042	$(38)	$(258,284)	$221,720
Stock-based compensation	—	—	5,013	—	—	5,013
Issuance of common stock in connection with exercise of stock options	27,407	—	250	—	—	250
Issuance of common stock under employee stock purchase plan	14,947	—	129	—	—	129
Net unrealized gains on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(27,602)	(27,602)
Balance—June 30, 2024	48,291,469	$—	$485,434	$(29)	$(285,886)	$199,519
Stock-based compensation	—	—	5,250	—	—	5,250
Issuance of common stock in connection with exercise of stock options	15,475	—	71	—	—	71
Issuance of common stock upon exercise of pre-funded warrants	543,479	—	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	30	—	30
Net loss	—	—	—	—	(30,629)	(30,629)
Balance—September 30, 2024	48,850,423	$—	$490,755	$1	$(316,515)	$174,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(83,278)	$(46,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,054	8,292
Depreciation	1,243	1,090
Non-cash lease expense	4,842	1,410
Accretion of lease liabilities	732	288
Amortization of discount on investments	(1,430)	(839)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	738	500
Other assets	(773)	(420)
Accounts payable	(1,692)	1,157
Accrued and other current liabilities	4,521	(81)
Lease liabilities	(4,057)	(1,709)
Net cash used in operating activities	(65,100)	(37,101)
Cash flows from investing activities:
Purchases of property and equipment	(1,835)	(502)
Purchases of investments	—	(48,085)
Proceeds from maturities of investments	37,000	25,000
Net cash provided by (used in) investing activities	35,165	(23,587)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	5,746	93,463
Proceeds from issuance of common stock in connection with the exercise of stock options	1,430	1,087
Proceeds from issuance of common stock under employee stock purchase plan	129	32
Net cash provided by financing activities	7,305	94,582
Net (decrease) increase in cash and cash equivalents	(22,630)	33,894
Cash and cash equivalents—beginning of period	193,238	81,607
Cash and cash equivalents—end of period	$170,608	$115,501
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$383	$—
Right-of-use assets obtained in exchange for lease obligations	$13,532	$554

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

Liquidity

The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $183,012 as of September 30, 2024. Through September 30, 2024, the Company has incurred an accumulated deficit of $316,515. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations.

The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its cash, cash equivalents and investments as of September 30, 2024, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 21, 2024 (2023 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2023 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$169,997	$169,997	$—	$—
Short-term investments:
U.S. Treasury securities	12,404	—	12,404	—
Total	$182,401	$169,997	$12,404	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$180,124	$180,124	$—	$—
U.S. Treasury securities - original maturity less than three months	12,371	—	12,371	—
Short-term investments:
U.S. Treasury securities	48,011	—	48,011	—
Total	$240,506	$180,124	$60,382	$—

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

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$611	$—	$—	$611
Money market funds	169,997	—	—	169,997
Included in cash and cash equivalents	170,608	—	—	170,608
U.S. Treasury securities - due in one year or less				—
Included in short-term investments	12,403	1	—	12,404
Total	$183,011	$1	$—	$183,012

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$743	$—	$—	$743
Money market funds	180,124	—	—	180,124
U.S. Treasury securities - original maturity less than three months	12,367	4	—	12,371
Included in cash and cash equivalents	193,234	4	—	193,238
U.S. Treasury securities - due in one year or less
Included in short-term investments	47,976	39	(4)	48,011
Total	$241,210	$43	$(4)	$241,249

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Research and development services	$7,264	$2,459
General and administrative services	351	188
Compensation expense	5,120	5,200
Other	30	40
	$12,765	$7,887

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2024.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $888 and $2,408 for the three and nine months ended September 30, 2024 and $668 and $2,873 for the three and nine months ended September 30, 2023, respectively. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost of up to approximately $4,000, of which project to date expense of $1,100 has been recognized. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. The Company can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's CABA-201 program for an upfront fee of $500 and in August 2023, the Company and Oxford entered into a vector supply agreement for CABA-201, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which project to date expense of approximately $4,800 has been recognized. In February 2024, the Company and Oxford entered into a third amendment of the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment of the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector.

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

6. Commitments and Contingencies

Manufacturing Agreement

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, and as extended in August 2024, the Company entered into an agreement with WuXi to serve as one of the Company's manufacturing partners for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In August 2024, the Company sent a notice to WuXi to extend the initial term of the WuXi Agreement by 18 months through August 2026. In addition, the Company agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1,500 termination fee under the terms of the WuXi Agreement, the Company would incur a $1,080 termination fee if it terminates both the CABA-201 and MuSK-CAART work orders for any reason. The Company may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice. However, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Leases

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. The Company leases office, laboratory space and a dedicated manufacturing suite at WuXi under operating leases that have a weighted average remaining term of 1.9 years and 1.5 years as of September 30, 2024 and December 31, 2023, respectively.

As described further in Note 6, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of CABA-201. WuXi converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s CABA-201 and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023, and a right of use asset (ROU asset) and lease liability of $953 was initially recorded for the fixed payments. In the first quarter of 2024, the contingency related to the variable costs was resolved and the lease was remeasured, resulting in an increase in the ROU asset and lease liability of $4,032. In the third quarter of 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024 and the term of the agreement was extended for an additional 18 months through August 2026. The lease was remeasured, resulting in an increase in the ROU asset and lease liability of $6,189. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and a $1,080 termination fee if both the CABA-201 and MuSK-CAART work orders are terminated.

The Company leases office and lab space which include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability. In the third quarter of 2024, the Company extended the terms of its lab and office operating leases. The leases were remeasured, resulting in an increase in the ROU asset and lease liability of $3,133.

The weighted average discount rate for the Company’s operating leases is 11.3% and 9.5% as of September 30, 2024 and December 31, 2023, respectively, representing the Company's incremental borrowing rate at the beginning of each lease. Cash paid for amounts included in the measurement of operating lease liabilities was $3,187 and $1,709 for the nine months ended September 30, 2024 and 2023, respectively.

Future lease payments under the non-cancelable operating leases as of September 30, 2024 are as follows:

October 1, 2024 - December 31, 2024	$2,275
2025	8,857
2026	5,856
Total undiscounted lease payments	16,988
Less imputed interest	(1,764)
Total lease liability	$15,224

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2024, 5,589,202 pre-funded warrants had been exercised and 624,574 remain outstanding. The remaining outstanding warrants were exercised subsequent to September 30, 2024. No warrants remain outstanding.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders

of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2024, the total number of shares under the 2019 Plan was increased by 1,912,929 shares pursuant to the 2019 Plan Evergreen Provision. As of September 30, 2024, there were 1,999,655 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	8,141,035	$8.28	7.6	$117,384
Granted	2,848,700	18.72
Exercised	(210,695)	6.79		2,889
Forfeited/Cancelled	(168,242)	15.15
Outstanding as of September 30, 2024	10,610,798	$11.01	7.5	$5,558
Options Exercisable at September 30, 2024	5,256,253	$7.82	6.3	$4,336

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $15.61 and $9.27, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.43%—4.60%	3.38%—4.38%
Expected term	5.5 years—6.2 years	5.5 years—6.1 years
Expected volatility	104%—110%	105%—107%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,769	$1,413	$7,325	$4,041
General and administrative	2,481	1,596	6,729	4,251
Total	$5,250	$3,009	$14,054	$8,292

As of September 30, 2024, there was $54,346 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.98 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of September 30, 2024, there were 357,368 shares remaining available for issuance under the 2019 ESPP.

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

9. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2024 and December 31, 2023.

10. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. During the three and nine months ended September 30, 2024 and 2023, the Company had voting and non-voting common stock outstanding. In May 2024, 1,444,295 shares of non-voting common stock was converted to voting common stock and as of September 30, 2024, no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2024 and 2023 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 624,574 and 2,345,592 shares of common stock.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(30,629)	$—	$(82,185)	$(1,093)

Denominator
Weighted average number of shares used in basic per share computation	49,470,666	—	48,758,341	648,351
Net loss per share, basic	$(0.62)	$—	$(1.69)	$(1.69)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(30,629)	$—	$(82,185)	$(1,093)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	—	—	(1,093)	—
Allocation of undistributed losses	$(30,629)	$—	$(83,278)	$(1,093)

Denominator
Weighted average number of shares used in basic per share computation	49,470,666	—	48,758,341	648,351
Add: conversion of non-voting to voting common shares outstanding	—	—	648,351	—
Weighted average number of shares used in diluted per share computation	49,470,666	—	49,406,692	648,351
Net loss per share, diluted	$(0.62)	$—	$(1.69)	$(1.69)

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(15,756)	$(692)	$(44,591)	$(2,198)

Denominator
Weighted average number of shares used in basic per share computation	42,110,435	1,851,705	37,701,522	1,857,708
Net loss per share, basic	$(0.37)	$(0.37)	$(1.18)	$(1.18)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(15,756)	$(692)	$(44,591)	$(2,198)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(692)	—	(2,198)	—
Allocation of undistributed losses	$(16,448)	$(692)	$(46,789)	$(2,198)

Denominator
Weighted average number of shares used in basic per share computation	42,110,435	1,851,705	37,701,522	1,857,708
Add: conversion of non-voting to voting common shares outstanding	1,851,705	—	1,857,708	—
Weighted average number of shares used in diluted per share computation	43,962,140	1,851,705	39,559,230	1,857,708
Net loss per share, diluted	$(0.37)	$(0.37)	$(1.18)	$(1.18)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2024	2023
Stock options to purchase common stock	10,610,798	8,198,580
	10,610,798	8,198,580

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

We are a clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation, platform encompasses two strategies. Our CARTA, or Chimeric Antigen Receptor T cells for Autoimmunity, approach is designed to potentially reset the immune system. Our legacy CAART, or Chimeric AutoAntibody Receptor T cells, approach is designed to engineer T cells to selectively engage and eliminate only disease-causing B cells. We believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases and that it has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

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

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our CABA-201 Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated 160,000-320,000 patients in the U.S, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for CABA-201, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of CABA-201 is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with an initial dose, 1.0 x 106 cells/kg, that is equivalent to the dose used in the academic reports of a 4-1BB containing CD19-CAR T construct evaluated in patients with SLE. The trial is open for enrollment across multiple sites in the United States. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application, or CTA, for the RESET-SLETM trial submitted by Cabaletta, enabling us to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada. In October 2024, the European Medicines Agency allowed a CTA submitted by Cabaletta for the RESET-SLE trial to proceed, enabling us to begin the process of activating clinical trial sites and pursuing patient enrollment for the RESET-SLE trial.

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

In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM trial as a sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment. The RESET-PVTM trial will evaluate CABA-201 as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV. The trial is open for enrollment across multiple sites in the United States.

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

In late June 2024, a lupus nephritis patient with very active, refractory disease was dosed and experienced Grade 1 CRS and a protocol-defined dose-limiting toxicity of Grade 4 ICANS. The ICANS resolved rapidly following standard management. The study’s Independent Data Monitoring Committee reviewed data from the patient, and recommended that the study proceed as designed, without delay, at the current dose. We recommended protocol modifications designed to improve patient safety, including enhanced monitoring for fever and neurologic symptoms along with seizure prophylaxis for all patients, in line with the practice at many academic sites including at Erlangen University, the site of the CD19-CAR T studies led by Dr. Georg Schett. In July 2024, we provided standard notice to the FDA and communicated details of the event and proposed protocol changes to all active clinical sites within the RESETTM clinical trial program.

As of November 12, 2024, 16 patients have been enrolled with 10 patients dosed across the lupus, myositis and systemic sclerosis clinical trials, with 40 U.S. clinical sites actively recruiting patients. One additional patient initially enrolled in the RESET-MyositisTM trial withdrew from the study prior to apheresis due to a cardiac event. Clinical data from the first eight patients in the RESET-SLETM and RESET-MyositisTM trials, along with initial clinical data from the RESET-SSCTM trial, will be presented in oral and poster presentations at the American College of Rheumatology Convergence 2024 conference starting November 14, 2024. Data permitting, we anticipate meeting with the FDA in 2025 regarding potential registrational program designs for CABA-201.

The legacy CAART strategy is designed to selectively engage and eliminate only the pathogenic B cells responsible for driving disease by using T cells engineered to express disease specific targeting domains which are designed to mimic the antigen that is the subject of attack in an autoimmune disease. Our CAARs differ from chimeric antigen receptors, or CARs, in the use of the autoantigen rather than an antibody fragment, which may enable the CAAR T cells to serve as a “decoy” for specific autoreactive B cell receptors expressed on the surface of B cells, engaging them and resulting in their elimination. Within the legacy CAART strategy, our DSG3-CAART product candidate is designed to treat mPV, a chronic, autoimmune blistering skin disease that affects the mucous membranes and is caused by autoantibodies against the cell adhesion protein desmoglein 3, or DSG3. The DesCAARTesTM trial is no longer dosing patients for treatment with DSG3-CAART after evaluation of clinical and translational data from the combination cohort, where patients were pre-treated with IVIg, cyclophosphamide and fludarabine prior to DSG3-CAART infusion. In October 2024, we presented data in an oral presentation at the European Society of Gene and Cell Therapy, or ESGCT, 31st Annual Congress showing that the use of preconditioning with DSG3-CAART did not provide serologic or clinical improvement and did not deeply deplete B-cell levels in patients with mPV.

Our MuSK-CAART product candidate is designed to treat a subset of patients with MG, targeting autoreactive B cells that differentiate into antibody secreting cells that produce autoantibodies against a transmembrane protein, muscle-specific kinase, or MuSK, or MuSK-associated myasthenia gravis, or MuSK MG. The MusCAARTesTM trial is not currently dosing patients as we evaluate clinical and translational data from the A1 and A2 cohorts, where patients were treated with MuSK-CAART without preconditioning. In October 2024, we presented data in a poster presentation at ESGCT that indicated MuSK-CAART cells demonstrated evidence of biologic and clinical activity in treated patients, suggesting it may be possible to achieve clinical activity with CAR T cells in patients with autoimmune disease without preconditioning. The MusCAARTes™ trial is not currently dosing patients as we evaluate clinical and translational data from the first two cohorts.

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

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants As of September 30, 2024, we had $183.0 million in cash, cash equivalents and investments.

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

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In August 2024, we notified WuXi that we would extend the initial term by 18 months through August 2026. In addition, we agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur a $1.08 million termination fee if we terminate both the CABA-201 and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. WuXi may terminate the WuXi Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
successful completion of preclinical studies and IND and/or CTA-enabling studies;
•
development of chemistry, manufacturing and controls, or CMC, processes and procedures for purposes of IND and/or CTA applications;
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

Results of Operations for the Three Months ended September 30, 2024 and 2023

The following sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$26,290	$13,787	$12,503
General and administrative	6,756	4,881	1,875
Total operating expenses	33,046	18,668	14,378
Loss from operations	(33,046)	(18,668)	(14,378)
Other income:
Interest income	2,417	2,220	197
Net loss	$(30,629)	$(16,448)	$(14,181)

Research and Development

Research and development expenses were $26.3 million for the three months ended September 30, 2024 compared to $13.8 million for the three months ended September 30, 2023. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
License of intellectual property	$4	$54	$(50)
Manufacturing of preclinical and clinical supplies	4,835	1,956	2,879
Clinical trials	6,228	2,236	3,992
Personnel	10,289	5,686	4,603
Development services	4,495	3,552	943
Other	439	303	136
	$26,290	$13,787	$12,503

Specific changes in our research and development expenses year over year include a:

•
$4.6 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $1.4 million in stock-based compensation expense;
•
$4.0 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$2.9 million increase in manufacturing costs primarily due to cell processing capabilities and related activities; and a
•
$0.9 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities.

General and Administrative

General and administrative expenses were $6.8 million for the three months ended September 30, 2024 compared to $4.9 million for the three months ended September 30, 2023. The increase of $1.9 million in our general and administrative expenses includes:

•
$1.6 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $0.9 million in stock-based compensation expense; and
•
$0.3 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income increased by $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result earning interest on a higher cash, cash equivalents and investments balance due to the May 2023 financing and proceeds from sales of common stock pursuant to the 2023 ATM Program in the fourth quarter of 2023 and first quarter of 2024.

Results of Operations for the Nine Months ended September 30, 2024 and 2023

The following sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$71,671	$38,019	$33,652
General and administrative	19,685	13,495	6,190
Total operating expenses	91,356	51,514	39,842
Loss from operations	(91,356)	(51,514)	(39,842)
Other income:
Interest income	8,078	4,725	3,353
Net loss	$(83,278)	$(46,789)	$(36,489)

Research and Development

Research and development expenses were $71.7 million for the nine months ended September 30, 2024 compared to $38.0 million for the nine months ended September 30, 2023. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
License of intellectual property	$1,519	$2,378	$(859)
Manufacturing of preclinical and clinical supplies	12,176	5,067	7,109
Clinical trials	15,963	4,939	11,024
Personnel	27,453	15,365	12,088
Development services	12,954	9,348	3,606
Other	1,606	922	684
	$71,671	$38,019	$33,652

Specific changes in our research and development expenses year over year include a:

•
$12.1 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our CARTA strategy, including an increase of $3.3 million in stock-based compensation expense;
•
$11.0 million increase in clinical trial costs primarily due to CABA-201 clinical trial costs;
•
$7.1 million increase in manufacturing costs primarily due to cell processing capabilities and related activities;
•
$3.6 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities; partially offset by a
•
$0.9 million decrease in license of intellectual property costs due to a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of CABA-201 in the first quarter of 2023 compared to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the CABA-201 trial.

General and Administrative

General and administrative expenses were $19.7 million for the nine months ended September 30, 2024 compared to $13.5 million for the nine months ended September 30, 2023. The increase of $6.2 million in our general and administrative expenses includes:

•
$4.5 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $2.5 million in stock-based compensation expense; and
•
$1.7 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income increased by $3.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of increasing interest rates on a higher cash, cash equivalents and investments balance due to financings in December 2022 and May 2023 and proceeds from sales of common stock pursuant to the 2023 ATM Program in the fourth quarter of 2023 and first quarter of 2024.

Liquidity and Capital Resources

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. As of September 30, 2024, we had $183.0 million in cash, cash equivalents and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2024, we had an accumulated deficit of $316.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and investments as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of September 30, 2024, 5,589,202 pre-funded warrants had been exercised and 624,574 remain outstanding. The remaining outstanding warrants were exercised subsequent to September 30, 2024. No warrants remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,100)	$(37,101)
Investing activities	35,165	(23,587)
Financing activities	7,305	94,582
Net (decrease) increase in cash and cash equivalents	$(22,630)	$33,894

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities of $65.1 million was attributable to a net loss of $83.3 million and a net change of $1.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $19.5 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

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

Investing Activities

During the nine months ended September 30, 2024, cash provided by investing activities of $35.2 million was attributable to $37.0 million from the maturity of short-term investments, partially offset by purchases of $1.8 million of property and equipment.

During the nine months ended September 30, 2023, cash used in investing activities of $23.6 million was attributable to the purchases of $48.1 million of short-term investments and $0.5 million of property and equipment, partially offset by proceeds of $25.0 million from the maturity of short-term investments.

Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities of $7.3 million was from $5.7 million in sales of common stock, net of issuance costs paid, and $1.6 million from the exercise of employee stock options and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $183.0 million as of September 30, 2024. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

We are early in our development efforts and we have not yet completed any clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Even if we are able to develop and commercialize a marketable product, we may face challenges generating revenue from product sales. The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies resulting in data that is supportive of advancing to an investigational new drug, or IND, or clinical trial application, or CTA submission;
•
successful submission and acceptance of INDs, CTAs or comparable applications;
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

Further, the clinical study requirements of the FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria they use to determine the safety, potency and purity of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours is less clear, and can be more complex and consequently have higher development risk, be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the FDA for existing cell therapies treating B cell-mediated diseases, such as Kymriah (Novartis Pharmaceuticals Corporation) and Yescarta® (Gilead Sciences, Inc.) in oncology indications, may not be indicative of what the FDA may require for approval of our therapies in autoimmune indications. Approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new product candidates. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Patients receiving T cell-based immunotherapies, such as our product candidates, have in the past and may in the future experience serious adverse events, including ICANS, CRS and killing of cells other than the intended B cells that express the autoantibodies. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

Our product candidates are CAR T or CAAR T cell-based immunotherapies. In our clinical trials and other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to ICANS and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. We have observed events of CRS and ICANS in our ongoing CABA-201 REstoring SElf-Tolerance, or RESETTM, trial. ICANS is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as ICANS and CRS.

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

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory agencies. On November 28, 2023, the FDA issued a statement that it is investigating serious risk of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies in the cancer setting and requesting life-long monitoring in patients treated with these therapies. Patients in our CAR T and CAART studies could also develop certain life-threatening cancers or malignancies. Our clinical trials of CABA-201 represent the first evaluation of this product candidate in patients and CABA-201 is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with our CAAR T and CAR T cell therapies in autoimmune and alloimmune indications will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

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

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects were pre-treated with IVIg and cyclophosphamide, and other patients were pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our RESETTM clinical trials. We are evaluating CABA-201 without preconditioning in our RESET-PV trial in patients with mPV and mcPV. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and ICANS. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our RESETTM trials, except for our RESET-PV trial, will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to CABA-201 infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by CABA-201. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after CABA-201, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of CABA-201 independent of the effects of fludarabine and cyclophosphamide. We intend to evaluate this potential impact of preconditioning in our CAAR and CABA-201 studies, through the comparison to non-lymphodepletion arms.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, our experience conducting clinical trials with our product candidates is limited. We may not be able to file INDs or CTAs for any of our other product candidates on the timelines we expect, if at all. For example, we cannot be certain that the IND-enabling or CTA-enabling studies for our future product candidates will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit an IND or CTA for a future product candidate, the FDA, the EMA, or other foreign regulatory authorities may not clear the IND or CTA and allow us to begin clinical trials in a timely manner or at all. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. Moreover, we cannot be sure that submission of an IND or a CTA will result in the FDA or other foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other foreign regulatory authorities. Any guidance we receive from the FDA or other foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect.

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

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

Licensed CAR T cell therapies and those under development have shown frequent rates of CRS and ICANS, and adverse events have resulted in the death of patients. Similar adverse events have occurred and could occur during treatment with our current or future CAR T or CAAR T cell product candidates. For example, activation of CAAR T cells by patient autoantibodies or alloantibodies could stimulate CRS. When CAAR T cells are infused and the CAAR binds to soluble antibodies in the blood or tissues of treated patients, these soluble antibodies may cause the CAAR T cells to proliferate, resulting in an activation of the immune system that is too high, leading to CRS. Further, it is possible that patients will exhibit acute rejection of the CAAR T cells because of preexisting immunity to the antigen within the CAAR. This could render our product candidates ineffective.

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Safety Monitoring Boards for our trials (e.g. Data Safety Monitoring Board, or DSMB, or Independent Data Safety Monitoring Committee, or IDMC), or local regulatory authorities such as institutional review boards, or IRBs, or independent ethics commits, or IECs, as applicable, could recommend or order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAR T or CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

* Our preclinical studies and clinical trials may fail to demonstrate the safety, potency and purity of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

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

In addition, we cannot guarantee that the FDA or other foreign regulatory authorities will interpret the results of any of our ongoing or planned clinical trials as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or other foreign regulatory authorities to support a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States but can differ in significant ways as well. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

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

Regulatory agencies, including the FDA or other foreign regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.

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
•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND submission or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology or by those that rely on a similar construct, design and/or third-party research that raise FDA or other foreign regulatory authorities concerns about risk to patients of the technology or construct broadly, and/or negative public perception of the same; or if FDA or other foreign regulatory authorities find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

Delays in the initiation, conduct or completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. In the event we identify any additional product candidates to pursue, we cannot be sure that submission of an IND or comparable foreign regulatory submission will result in the FDA or other foreign regulatory authorities allowing clinical trials to begin in a timely manner, if at all.

In addition, from time to time, we may publicly announce the expected timing of various scientific, clinical, regulatory, manufacturing and other product development milestones. These milestones may include the commencement, completion or development of data from our preclinical studies and clinical trials or the submission of regulatory filings, such as an IND or a CTA. All of these milestones are, and will be, based on a variety of assumptions. If any of the foregoing events impact our ability to meet the publicly announced timing of our milestones, we may experience adverse effects on our business, financial condition and prospects and the price of our common stock could decline.

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
•
the design of the trial and whether the FDA or other foreign regulatory authorities agree to the design and implementation of the trial;
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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, and gMG, our RESET-PVTM sub-study and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients. Since the number of patients that we plan to dose in our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, gMG and RESET-PVTM trial is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In both our RESET-PVTM trial and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, MuSK-CAART, or CABA-201, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial, our MusCAARTesTM trial, and RESETTM trials, respectively.

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
•
limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
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

Even if we receive FDA or other foreign regulatory authority approval to market additional product candidates for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

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

As of September 30, 2024, we had 154 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining and motivating additional employees in an increasingly competitive, inflationary market;
•
managing our internal development efforts effectively, including the clinical and FDA or other regulatory authority review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

Our operations, Penn’s operations, WuXi’s operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including presidential elections in the United States, events related thereto such as changes to candidates or political unrest or otherwise, or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, under the version of legislation passed by the U.S. House of Representatives on September 9, 2024, are WuXi AppTec, WuXi Biologics, MGI, BGI, and Complete Genomics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. Previously, on May 15, 2024, the House Committee on Oversight and Accountability approved an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. Any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. For example, in February 2024, the former chair and ranking member of the House Select Committee on the Chinese Communist Party, former Representative Mike Gallagher and Representative Raja Krishnamoorthi, respectively, along with Senators Gary Peters and Bill Haggerty sent a letter to the Biden administration requesting that both WuXi AppTec Co., Ltd., WuXi’s parent company, and the affiliated WuXi Biologics be added to the Department of Defense’s Chinese Military Companies List (1260H list), the Department of Commerce’s Bureau of Industry and Security Entity List, and the Department of Treasury’s Non-SDN Chinese Military-Industrial Complex Companies List. While the Biden administration has yet to take action on this letter, adding either or both previously mentioned WuXi entities on any or all of the aforementioned lists could materially impact the WuXi Agreement. Additionally, on February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2024 and 2023, we recorded net losses of $83.3 million and $46.8 million, respectively. As of September 30, 2024, we had an accumulated deficit of $316.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

•
continue our research and development efforts and submit additional INDs and/or CTAs for our product candidates;
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

All of our programs require additional preclinical research and development, clinical development, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Other programs of ours require additional discovery research and then preclinical and clinical development. In addition, our product candidates must be licensed for marketing by the FDA or other foreign regulatory authorities before we may commercialize any product.

We have not generated any revenue from our product candidates and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of areas.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. All of our product candidates are in the early stages of development and we will require additional preclinical studies, clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We initiated our DesCAARTesTM trial of DSG3-CAART, targeting pathogenic B cells in patients with mucosal pemphigus vulgaris, or mPV, in June 2020. The DesCAARTesTM trial is no longer dosing patients for treatment with DSG3-CAART after evaluation of clinical and translational data from the combination cohort, where patients were pre-treated with IVIg, cyclophosphamide and fludarabine prior to DSG3-CAART infusion. Our IND for MuSK-CAART, targeting pathogenic B cells in a subset of patients with myasthenia gravis, or MG, became effective in January 2022. The MusCAARTes™ trial is not currently dosing patients as we evaluate clinical and translational data from the A1 and A2 cohorts, where patients were treated with MuSK-CAART without preconditioning. Our INDs for CABA-201, which are designed to treat patients with active LN or active SLE without renal involvement, patients with myositis, patients with SSc, and patients with gMG became effective in March 2023, May 2023, September 2023 and November 2023, respectively. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party academic and commercial contractors;
•
our ability to complete IND-enabling studies and successfully submit INDs or comparable applications;
•
whether we are required by the FDA or other foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the licensure and commercialization of our product candidates or any future product candidates;
•
our ability to demonstrate to the satisfaction of the FDA or other foreign regulatory authorities, the safety, potency, purity and acceptable risk to benefit profile of our product candidates or any future product candidates;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
•
the cost of manufacturing and processing our product candidates being greater than we anticipate;
•
the timely receipt of necessary marketing approvals from the FDA or other foreign regulatory authorities;
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
•
our ability to successfully develop a commercial and competitive strategy and thereafter commercialize our product candidates or any future product candidates in the United States or other countries, if licensed for marketing, reimbursement, sale and distribution, whether alone or in collaboration with others;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of September 30, 2024, we had $183.0 million of cash, cash equivalents and investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280 million. While we currently expect our existing cash, cash equivalents and short-term investments to be sufficient to fund our operations into the first half of 2026, which includes initial clinical data on efficacy endpoints and tolerability from the initial CABA-201 treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•
the clinical development plans we establish for these product candidates;
•
the number and characteristics of product candidates that we may develop or in-license;
•
the terms of any collaboration agreements we may choose to conclude;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA or other foreign regulatory authorities;
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

We are aware of third-party issued U.S. patents relating to the lentiviral vectors which may be used in the manufacture or use of our product candidates. We are also aware of a European patent directed to a composition of matter comprising genetically engineered T cells for use in treating autoimmune diseases, which may be relevant to our CABA-201 product candidate. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if our arguments are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and CABA-201. In August 2023, as amended in August 2024, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of CABA-201 in multiple indications, including potential late-stage clinical trials and commercial readiness activities for CABA-201. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our CABA-201 and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. In August 2024, we notified WuXi that we would extend the initial term by 18 months through August 2026. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and CABA-201 GMP run work orders. In lieu of the existing 18 month termination right for convenience under the WuXi Agreement, WuXi may not terminate prior to February 2028. If WuXi were to fail to perform their obligations in accordance with the terms of the WuXi Agreement or terminate the WuXi Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Risks Related to Government Regulation

The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and comparable authorities in other jurisdictions, such as the EMA in Europe. We are not permitted to market any biological drug product in the United States until we receive approval of a Biologics License Application, or BLA, from the FDA. We have not previously submitted a BLA to the FDA, or similar licensure filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, potency and purity for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product.

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

The process of obtaining regulatory approvals is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, BLA or comparable application types in other countries, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or other foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA that a drug candidate is safe, potent and pure for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or other foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or other foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or other foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities that we may establish or of third-party manufacturers with which we may contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs and biologics is currently limited to drugs and biologics that receive Rare Pediatric Disease designation on or prior to December 20, 2024, and the FDA may only award rare pediatric disease priority review vouchers for drugs and biologics that are approved by September 30, 2026. However, it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended by Congress. Absent any such extension, if a BLA for CABA-201 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

As of September 30, 2024, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 51% of our common stock. Such calculations assume all shares of non-voting common stock, if any outstanding, are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders could have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, the risk of economic slowdown or recession in the United States, instability in the banking system, and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, including the presidential elections in the United States. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1† *	Services Agreement, dated as of February 1, 2019, between the Registrant and CIC Innovation Communities, LLC
10.2† *	Amendment to the Services Agreement, dated as of December 1, 2021, between the Registrant and CIC Innovation Communities, LLC
10.3† *	Amendment to the Services Agreement, dated as of September 30, 2024, between the Registrant and CIC Innovation Communities, LLC
10.4† *	Second Amendment, dated September 24, 2024, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P., as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: November 14, 2024	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)