Form 10-K
period 2024-12-31
Cabaletta Bio, Inc.
filed 2025-03-31
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
.
Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

As of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $350 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2024.

The number of shares of registrant’s Common Stock outstanding as of March 27, 2025 was 50,743,101.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, and/or WuXi Advanced Therapies, Inc., or WuXi, for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if Penn's or WuXi's manufacturing capacity is reduced or otherwise delayed or limited, including due to legislative action, or if we, Penn, WuXi or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
If we encounter difficulties enrolling patients in our RESETTM clinical trials for rese-cel or future clinical trials, these clinical development activities could be delayed or otherwise adversely affected.
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
•
We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding beyond our current cash position that enables our operations into the first half of 2026, we may be forced to delay, reduce or discontinue our product development programs efforts or other operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial program, including our Phase 1/2 RESETTM clinical trials for rese-cel, our MusCAARTesTM trial, and any other product candidates, including statements regarding the timing of initiation, enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our RESETTM clinical trials for rese-cel or MusCAARTesTM trial;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including rese-cel, MuSK-CAART, and our other product candidates, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations for the tolerability and clinical activity of rese-cel and ability to advance this product candidate through our license agreement with IASO;
•
the potential benefits of our Orphan Drug, Rare Pediatric Disease and Fast Track designations;
•
our expected use of proceeds from sales of our common stock in “at-the-market” offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to extend our current cash runway beyond our current expectations into the first half of 2026 and meet our operating needs, including our ability to continue as a going concern;
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
•
our expectations regarding the results observed with the similarly-designed construct employed in recent academic publications, including the dosing regimen, and the implications on rese-cel;
•
our ability to successfully commercialize our product candidates, including rese-cel, MuSK-CAART and any other product candidates;
•
the potential receipt of revenue from future sales of rese-cel, MuSK-CAART and any other product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of rese-cel, MuSK-CAART and any other product candidates;
•
our estimates regarding the potential market opportunity for rese-cel, MuSK-CAART and any other product candidates, and our ability to serve those markets;
•
our sales, marketing and distribution capabilities and strategy, whether alone or with potential future collaborators;
•
our ability to establish and maintain arrangements or a facility for manufacture of rese-cel, MuSK-CAART and any other product candidates;

•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our RESETTM clinical trials of rese-cel, our MusCAARTesTM trial and any ongoing preclinical studies of other product candidates;
•
our expectations for the efficiency of the trial design for our RESETTM clinical trials for rese-cel and the potential success and therapeutic benefits of rese-cel, including our belief that rese-cel may enable an “immune system reset” and provide deep and durable responses in patients across an increasing number of autoimmune diseases;
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

Resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system, providing meaningful durable and complete clinical responses to patients off immunosuppressive therapies.

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our rese-cel Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., and 150,000 patients in Europe, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of rese-cel is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application, or CTA, for the RESET-SLETM trial submitted by Cabaletta, enabling us to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada. In October 2024, the European Medicines Agency allowed a CTA submitted by Cabaletta for the RESET-SLETM trial to proceed, enabling us to begin the process of activating clinical trial sites and pursuing patient enrollment for the RESET-SLETM trial. The trial is open for enrollment across multiple sites in the United States and one site in the European Union.

In May 2023, the FDA granted clearance of our rese-cel IND application for treatment of idiopathic inflammatory myopathies, or IIM, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 clinical trial of rese-cel affect approximately 70,000 patients in the U.S. and approximately 85,000 patients in Europe and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. The trial is open for enrollment across multiple sites in the United States and one site in the United Kingdom.

In October 2023, we announced that the FDA granted clearance of our rese-cel IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 90,000 patients in the U.S. and approximately 60,000 patients in Europe, typically middle-aged individuals, particularly women. The RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for rese-cel for the treatment of systemic sclerosis in January and March 2024, respectively. The trial is open for enrollment across multiple sites in the United States.

In November 2023, the FDA granted clearance of our rese-cel IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 55,000 patients in the U.S. and approximately 100,000 patients in Europe. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which typically require chronic administration, increasing the risk of serious long-term side effects. The RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts. The trial is open for enrollment across multiple sites in the United States.

In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM trial as a sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment. The RESET-PVTM trial will evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV. Approximately 15,000 patients in the U.S. and approximately 20,000 patients in Europe are affected by PV. The trial is open for enrollment across multiple sites in the United States.

In June 2024, we announced the initial clinical data from each of the first two patients dosed with rese-cel in the RESET-SLETM and RESET-MyositisTM trials. In both of these patients, no cytokine release syndrome, or CRS, immune effector cell-associated neurotoxicity syndrome, or ICANS, infections or serious adverse events were observed through data cut-off of May 28, 2024. Rese-cel exhibited the anticipated profile of CAR T cell expansion and contraction with complete B cell depletion observed in both patients by day 15 post-infusion. Improvements in both patients’ specific disease measures were observed, consistent with academic experience of a similar 4-1BB CD19-CAR T.

In late June 2024, a lupus nephritis patient with very active, refractory disease was dosed with rese-cel and experienced Grade 1 CRS and a protocol-defined dose-limiting toxicity of Grade 4 ICANS. The ICANS resolved rapidly following standard management. The study’s Independent Data Monitoring Committee reviewed data from the patient, and recommended that the study proceed as designed, without delay, at the current dose. We recommended protocol modifications designed to improve patient safety, including enhanced monitoring for fever and neurologic symptoms along with seizure prophylaxis for all patients, in line with the practice at many academic sites including at Erlangen University, the site of the CD19-CAR T studies led by Dr. Georg Schett. In July 2024, we provided standard notice to the FDA and communicated details of the event and proposed protocol changes to all active clinical sites within the RESETTM clinical trial program, including the requirement that the investigator promptly discuss the appropriateness and timing of infusion with the trial’s Medical Monitor.

In November 2024, we announced updated clinical data at the American College of Rheumatology Convergence 2024 conference in the first 8 patients dosed across the lupus, myositis and systemic sclerosis clinical trials. Clinical data from these patients in the RESET-SLETM, RESET-MyositisTM trial and RESET-SSCTM trial were presented in oral and poster presentations where compelling clinical responses were observed in lupus and myositis patients with up to six months of follow-up, and the first SSc patient demonstrated an emerging, drug-free clinical response.

In January 2025, we announced the FDA granted clearance of our rese-cel IND application for treatment of multiple sclerosis, or MS. In addition, we announced the FDA granted Fast Track Designation for rese-cel for the treatment of relapsing and progressive forms of MS. The RESET-MSTM trial is a Phase 1/2 open-label, dose escalation study of rese-cel in subjects with relapsing and progressive forms of MS, evaluated in separate cohorts. Approximately 750,000 patients in the U.S. and approximately 550,000 patients in Europe are affected by MS.

In February 2025, we announced updated clinical and translational data from the first 10 patients in the RESETTM clinical trial program, with a data cut off of January 8, 2025. Overall, clinical responses continued to deepen over three SLE patients in DORIS remission, the first LN patient achieving complete renal response, and the first dermatomyositis patient maintaining a major total improvement score, or TIS improvement. Each of these patients discontinued all immunosuppressants and were off or tapering steroids as of January 8, 2025. The safety profile continued to suggest a favorable risk-benefit in the first 10 patients dosed with 90% of patients having experienced either no CRS or Grade 1 CRS and 90% of patients having experienced no ICANS.

In March 2025, we learned of an important protocol deviation in the RESET-SScTM trial. In this case, the patient reported a fever three days prior to infusion. The Cabaletta Medical Monitor was not notified by the investigator prior to the site infusing the patient. Nine days following rese-cel infusion, the patient experienced a dose-limiting toxicity of grade 3 immune effector cell-associated neurotoxicity syndrome (ICANS) based on a transient period of confusion. There was no cerebral edema, seizures or motor dysfunction associated with the ICANS event, and the patient was arousable throughout. The ICANS resolved rapidly following treatment with dexamethasone, and the patient was discharged without further symptoms. After data review, the Independent Data Monitoring Committee recommended that the trial proceed at the current dose without delay and endorsed our proposal to require investigators to affirmatively confirm in writing to the company the absence of fevers or evidence of infection. As of March 14, 2025, 56 clinical sites across the U.S. and Europe were actively recruiting with 33 patients enrolled across the RESETTM clinical trial program.

Our manufacturing strategy is comprised of two stages. The initial stage is designed to leverage the extensive early-stage manufacturing expertise of our academic partners and contract development and manufacturing organizations, or CDMOs, for rapid early development and clinical supply, and in parallel partner with commercially compliant CDMOs capable of supporting late-stage clinical studies and commercial production. Our aim is to achieve full manufacturing readiness through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). We are leveraging the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. For supply of lentiviral vector for the late-stage clinical and commercial manufacturing of rese-cel, we are working with Oxford Biomedica (UK) Limited, or Oxford. We have also collaborated with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional and commercially compliant cell manufacturing partner for our MusCAARTesTM and RESETTM clinical trials to meet planned capacity and international supply requirements. In July 2024, we entered into a new technology transfer agreement with Lonza Houston Inc., or Lonza, another commercially compliant CDMO, to execute a technology transfer of our expected commercial manufacturing process for rese-cel. In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. This improved process is nearly fully closed, semi-automated, and more easily scaled than the current process. Transfer of this updated process will be performed from Cabaletta to Lonza in anticipation of being able to supply rese-cel drug product for any of Cabaletta’s ongoing and planned RESETTM clinical trials. We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Multiple members of our team have previously built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

As part of our innovative manufacturing strategy where we intend to increase scale, reduce cost of goods and improve patient experience, in November 2023, we partnered with Cellares Corp., or Cellares, to evaluate their automated manufacturing platform, the Cell ShuttleTM, through the Cellares Technology Adoption Program, or TAP. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the automated manufacture and release testing of rese-cel. In August 2024, we expanded our partnership with Cellares to facilitate the potential to incorporate the Cellares manufacturing platform to support the RESETTM clinical program. In March 2025, we and Cellares announced the successful conclusion of the Technology Adoption Program on Cellares’ automated cell therapy manufacturing Cell Shuttle™, facilitating the potential integration of the Cell ShuttleTM into our clinical and commercial, if approved, manufacturing strategy for rese-cel. We are also evaluating pathways to improve patient experience and scalability of collection through the removal of the requirement for apheresis. Data were published at the American Society of Cell and Gene Therapy conference in May 2024 illustrating the feasibility of this approach.

Our History and Team

Our scientific co-founders, Aimee Payne, M.D., Ph.D., and Michael Milone, M.D., Ph.D., began partnering at Penn in 2013 to combine Dr. Payne’s expertise in B cell-mediated autoimmune diseases with Dr. Milone’s deep and experienced insights into the design and implementation of CAR T products. Dr. Payne is a worldwide leader in characterizing B cell-mediated autoantibody repertoires in PV and other autoimmune diseases. Dr. Milone is a renowned scientist in CAR T therapy and was a co-inventor of and a key driver in the preclinical discovery and development efforts that yielded Kymriah®, the first FDA-approved CAR T therapy for the treatment of B cell cancers. Their research attracted the attention of a colleague Steven Nichtberger, M.D., an adjunct professor at the Wharton School at the University of Pennsylvania, and in 2017, based on over a year of interaction and discussions regarding the optimal strategy to advance the scientific opportunity into a commercially developed product portfolio that could offer potentially curative treatment options to patients, Drs. Payne, Milone and Nichtberger decided to launch Cabaletta Bio. The longstanding and highly productive partnership between our co-founders has been complemented by additional management experience that brings a successful history of translating academic cellular therapy research from Penn and elsewhere into commercially sponsored clinical trials and the establishment of a GMP manufacturing facility and organization.

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

Our legacy CAART platform has yielded two clinical-stage cell therapy programs in mPV and MuSK MG, which have required collaborations between specialists – dermatologists and neurologists – and oncologists who are responsible for administering the cell therapy at each site. Given our track record of timely clinical trial implementation with CAART cell therapy in autoimmune diseases over the past five years at over a dozen sites across the United States, we believe that our team’s successful management of the complicated planning and logistics involved with implementation of these clinical trials has the potential to be an operating advantage. While advancing the CAART product candidates in our Phase 1 DesCAARTesTM and MusCAARTesTM trials and establishing our position in the field of autoimmunity, we were encouraged by results from an initial case report published in the New England Journal of Medicine in August 2021 and a follow-up academic clinical study published in Nature Medicine in September 2022, showing the potential for CD19-CAR T cell therapy to transform the course of SLE. In five patients with SLE, one-time treatment with a 4-1BB-containing CD19-CAR T cell therapy induced deep and durable clinical responses in all five patients within three months after treatment, with favorable tolerability. Healthy B cells repopulated in all patients within five months of treatment, and responses remained durable off SLE-associated medications for up to 2.5 years of follow-up, as of February 2024. These findings demonstrate the potential for CD19-CAR T cell therapy to “reset the immune system,” eliminating the cause of autoimmune disease with restoration of the healthy immune system.

Building on these results, we announced in October 2022 the development of rese-cel, a 4-1BB-containing CD19-CAR T investigational therapy, for the treatment of severe autoimmune diseases. Prompted by the initial case report in the New England Journal of Medicine, we conducted a global search to identify the optimally designed product candidate for patients with autoimmune diseases to be highly similar to the construct used by Dr. Schett in the Nature Medicine paper. We are employing a clinically-evaluated fully human CD19 binder that has high similarity, including identical epitopes and similar binding activity, to the construct employed in the academic reports. Our exclusive translational research partnership with Dr. Schett involves our robust translational research laboratory combined with confidential sharing of his unpublished clinical data to generate early and actionable insights from his trials that are informing our clinical development strategy and plans. As a result of the collaboration, in September 2023, Cabaletta scientists published “Cytokine and reactivity profiles in SLE patients following anti-CD19 CART therapy” in Molecular Therapy: Methods and Clinical Development, highlighting studies performed on serum samples from the first six SLE patients treated with CD19-CAR T cell therapy by Dr. Georg Schett’s team. The publication reports that in the three months following infusion, cytokine markers of systemic inflammation resolved, autoantibody titers declined, and humoral immunity was maintained.

Since announcing rese-cel in October 2022, Cabaletta has had five IND applications cleared within the routine 30-day period for the RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG and MS, in addition to the RESET-PVTM trial that is evaluating rese-cel without preconditioning. Accelerated by the emerging clinical data with rese-cel, our team’s deep expertise in cell therapy in autoimmunity, demonstrated track record of strong clinical execution, positive regulatory interaction since 2018, and our successful cell therapy manufacturing, we are uniquely positioned to advance CD19-targeting cell therapy candidates to further our mission to develop therapies that deliver deep, durable and potentially curative responses for patients in a broad range of autoimmune diseases.

Our Strategy

Our goal is to build upon our deep expertise in engineered T cell therapies for autoimmune diseases to accelerate the discovery, development and commercialization of our product candidates. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from a broad range of autoimmune diseases with B cell involvement. To achieve this goal, key elements of our strategy include:

•
Achieving compelling clinical responses and a favorable safety profile for our lead product candidate, rese-cel, across multiple autoimmune diseases driven by B cells. Academic clinical data published in Nature Medicine in September 2022 and in NEJM in February 2024, demonstrated that a CD19-CAR T cell therapy with a 4-1BB co-stimulatory domain following lymphodepletion with fludarabine and cyclophosphamide induced complete clinical responses in five out of five patients with moderate to severe, refractory SLE, with up to 2.5 years of follow up, as of February 2024. Our exclusive translational partnership with Dr. Schett, the lead investigator of the study, is focused on generation of additional translational data to gain a deeper understanding of the immunologic mechanisms of response and clinical insights from ongoing and continued clinical studies in multiple autoimmune disease indications. Due to the purposeful design of rese-cel to have a high level of functional and structural similarity to the construct used in these academic studies and engineered specifically for the use in autoimmune patients, we believe rese-cel may have the potential to transform the treatment of a broad range of autoimmune diseases. We have five IND applications cleared for the RESETTM Phase 1/2 clinical trials in systemic lupus erythematosus, myositis, systemic sclerosis, generalized myasthenia gravis and multiple sclerosis in addition to the RESET-PVTM trial, which is evaluating rese-cel without preconditioning. All of these clinical trials are currently recruiting patients. As the academic data published to date showed robust clinical improvement with multiple years of follow-up in autoimmune patients, and given the similarity of rese-cel to the academic construct, we expect our initial clinical and translational data to provide insights that may predict longer-term outcomes.

•
Utilizing our expertise in autoimmune cell therapy to enable a novel clinical strategy and efficient study design. The first four RESETTM Phase 1/2 clinical trials – RESET-SLE, RESET-Myositis, RESET-SSc and RESET-MG – are comprised of independent cohorts with well-defined disease sub-types, each comprised of 6 patients, which can enroll and dose patients in parallel. These trials are initiating at a weight-based cell dose that is equivalent to the weight-based dose of the 4-1BB-containing CD19-CAR T cell therapy used as was done in the academic publications (1.0 x 106 cells/kg) with the same preconditioning regimen of fludarabine and cyclophosphamide. Each 6-patient cohort treated with an identical dose – without dose escalation requirement – is designed to inform discussions with the FDA on a registrational path for each indication, following the completion of any cohort. Our clinical strategy enables broad investigation of rese-cel across ten cohorts with well-defined patient populations in these four RESETTM Phase 1/2 clinical trials with the same dose and similar design. In addition, the RESET-PVTM trial is evaluating weight-based dosing of rese-cel without preconditioning. We have also received FDA Fast Track Designation for rese-cel in SLE, lupus nephritis, dermatomyositis, systemic sclerosis and multiple sclerosis.
•
Leveraging our cellular therapy knowledge and experience in addition to development efficiencies gained through our longstanding Penn collaboration to rapidly build fully integrated internal infrastructure. We have differentiated expertise that we believe is uniquely suited to the continued buildout of our CABA™ platform, focused on autoimmune diseases. Our management team has expertise in conducting complex, interdisciplinary autoimmune-focused cell therapy clinical trials with a track record of positive regulatory interactions to support cell therapies in autoimmune diseases since 2018. We have had seven INDs for autoimmune cell therapies, each cleared within the routine 30-day period with six Fast Track Designations granted to date. In addition, we have a successful track record of manufacturing novel cell therapy product candidates with academic and industry partners. Not only does our team possess significant experience in the manufacturing of cell therapy product candidates, but our partnership with Penn allows us to utilize their existing infrastructure, which has accelerated our early development activities. In parallel, we continue to build out our internal capabilities while developing and continuing to implement a path to manufacturing independence, with established commercial CDMO partnerships to provide vector and cell processing capabilities at commercial grade and scale.
•
Advancing the RESETTM Phase 1/2 clinical trials to address significant unmet patient need while continuing to commit to optimize the patient experience. We are focused on developing the first potentially curative targeted cellular therapies for patients with autoimmune diseases. We plan to expand development of rese-cel to a broad range of autoimmune diseases where the biologic opportunity for cure or treatment may be possible, addressing significant unmet patient need across multiple indications for rese-cel, with the goal of realizing the potential of rese-cel. While potentially serving a broad range of patients, we are committed to advancing to optimize the patient experience through minimizing the requirement for inpatient stay, optimizing the preconditioning regimen, reducing the burden of apheresis, and/or innovating to address scale in autoimmune disease.

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

Thomas G. Forsthuber, et al. “B cell-based therapies in CNS autoimmunity: differentiating CD19 and CD20 as therapeutic targets.” Therapeutic Advances in Neurological Disorders (2018): Vol 11: 1-13

Key markers of B cell lineage. CD19 serves as a B cell marker from the pro B cell phase until differentiation to plasma cells, while CD20 is a surface marker expressed in a narrower range of the B cell maturation process. Rese-cel is directed to the CD19 B cell marker. CAAR T product candidates are designed to eliminate antigen specific B cells in each targeted disease, preventing their further development to antibody secreting plasma cells. IgM: immunoglobulin M; IgD: immunoglobulin D; IgA: immunoglobulin A; sIg: surface immunoglobulin, representing the autoantibody on the B cell surface.

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

Our Pipeline and Product Candidates

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. Our CABA™ platform encompasses two approaches – CARTA and CAART. Our current product candidate pipeline is illustrated below.

FTD – FDA Fast Track Designation received in dermatomyositis, SLE and lupus nephritis, systemic sclerosis, and multiple sclerosis.

1.
Additional pipeline candidate includes MuSK-CAART for MuSK-Ab positive MG, currently being evaluated in a Phase 1 trial.

Rese-cel for multiple autoimmune indications

Rese-cel is designed to achieve transient but deep depletion of all B cells following a single infusion, allowing for the elimination disease-causing B cells with subsequent repopulation by translational naïve healthy B cells. This strategy may be able to reset the immune system, providing potentially meaningful clinical responses to patients off immunosuppressive therapies. Cabaletta is advancing six RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG, PV and MS, with potential application in a broad range of other autoimmune diseases.

Rese-cel is comprised of a fully human anti-CD19 binder, which is the extracellular targeting domain. In addition, it contains a 4-1BB costimulatory domain and a CD3-zeta signaling domain, as shown in the figure below:

Image showing the design of rese-cel, with a fully human anti-CD19 binder, the 4-1BB costimulatory domain and the CD3-Zeta signaling domain. The costimulatory and signaling domain are identical to the construct used in the academic clinical studies published in Nature Medicine and Lancet Rheumatology that were evaluated in SLE and myositis, respectively.

Our exclusively licensed fully human CD19 binder has been clinically evaluated in a dual-CD19xCD22 CAR T candidate under development for B cell leukemia and lymphoma in an investigator-initiated trial in China in approximately 20 patients, where IASO has reported a tolerability profile that we believe is favorable for development in autoimmune diseases. Compared to FMC63-CART, rese-cel exhibits comparable biologic activity in vitro and in vivo (Peng, et al).

Given its structural and functional similarity to the CD19-CAR T construct employed in the academic clinical study published in Nature Medicine, including incorporation of a 4-1BB co-stimulatory domain, we believe rese-cel may have the potential to reset the immune system and transform treatment of a broad range of autoimmune diseases with high unmet need.

Disease Backgrounds

Systemic lupus erythematosus is a chronic autoimmune disease, most common in young women between the ages of 15 and 40, with higher frequency and greater severity in people of color. In SLE, the immune system attacks healthy tissue throughout the body. It is results in a range of clinical manifestations, including end organ damage and an increased risk of death. SLE affects an estimated up to 320,000 patients in the U.S., and 150,000 patients in Europe. Lupus nephritis is the most common end-organ manifestation of SLE, affecting approximately 40% of SLE patients. Among these patients, the risk of end-stage renal disease is approximately 17% and the risk of death is approximately 12%, each within 10 years of diagnosis.

Myositis refers to a group of autoimmune diseases characterized by severe inflammation and muscle weakness. It commonly impacts women of middle age, and in some cases, myositis may also affect other organs and systems in the body, such as the lungs, heart, or skin. Myositis is classified into several subtypes based on the underlying immune mechanisms and clinical characteristics. Although the pathogenesis of myositis is not well understood, there are several subtypes thought to be driven by B cells, including dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM. All three subtypes can lead to severe functional impairment and may be life-threatening. Including juvenile myositis, or JIIM, patients, approximately 70,000 patients are affected by these subtypes in the U.S. and approximately 85,000 patients in Europe. Current standard of care typically involves medications to suppress the immune system and/or chronic intensive therapies such as intravenous immunoglobulin, or IVIg. Despite these therapies, many myositis patients have disease that remains refractory to existing medications.

Systemic sclerosis is a rare and potentially fatal chronic autoimmune disease characterized by progressive fibrosis and scarring of the skin and internal organs that can lead to life-threatening conditions, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. Although the etiology of SSc is not well understood, the pathogenic role of autoantibodies and B cells in SSc provides a rationale for studying CAR T therapy in this population. Approximately 90,000 patients in the U.S. and 60,000 patients in Europe are affected by SSc, commonly middle-aged women. Current treatments, which have modest effects, include generalized immunosuppression or drugs targeted to specific symptomatic manifestations. In some cases, autologous hematopoietic stem cell transplant may provide some benefits in organ involvement, but is associated with significant risks, including mortality, infertility, and secondary autoimmune disease, limiting its potential to be applied broadly. The risk of mortality in SSc remains high due to the lack of adequate treatments, with an average survival of approximately 12 years following initial diagnosis.

Myasthenia gravis is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. Generalized MG affects approximately 55,000 patients in the U.S. and 100,000 patients in Europe. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, shortness of breath due to respiratory muscle weakness and risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which often require chronic administration, increasing the risk of serious long-term side effects.

Pemphigus vulgaris is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein, or DSG. DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, and eyelids to bind tightly together. Disruption by the antibodies directed to DSG can cause extensive, painful blistering and life-threatening wounds characteristic of PV. Approximately 15,000 patients in the U.S. and approximately 20,000 patients in Europe are affected by PV. Current therapies do not adequately control the underlying autoimmune process, and PV management often involves long-term immunosuppression, with high-dose steroids used in initial treatment and for relapses. The risk of mortality among patients with PV has been reported to be 2- to 3-fold higher than in the general population.

Multiple sclerosis is an autoimmune-mediated demyelinating disease of the central nervous system (CNS), affecting approximately 750,000 people in the U.S. and approximately 550,000 patients in Europe. The disease is more common in women than men, with onset of symptoms frequently between the ages of 20 and 40. The immune system attack on nerves within the brain and spinal cord impairs nerve electrical conduction, resulting in a wide range of symptoms including muscle weakness, sensory loss, visual impairment, incoordination, memory loss, fatigue, and walking difficulty. MS is classified into relapsing or progressive forms based on the pattern of clinical symptoms over time, with 85-90% experiencing a fluctuating (relapsing) course, and 10-15% steadily accumulating neurologic disability from disease onset (progressive). The pathogenesis of MS is multifactorial, with autoreactive B cells increasingly being recognized as a major driver of disease. Current standard of care therapies require chronic administration, which can be associated increased long-term risk of serious side effects.

Clinical Development Plan

Cabaletta is advancing RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG, PV and MS, with potential application in a broad range of other autoimmune diseases. Our rese-cel Phase 1/2 RESET-SLETM, RESET-MyositisTM, RESET-SScTM, RESET-MGTM and RESET-PVTM trials are currently enrolling patients. These five RESETTM Phase 1/2 clinical trials are comprised of independent cohorts with specific objectively defined disease sub-types, which can enroll and dose patients in parallel, and each cohort is expected to be comprised of 6 patients. The trials are initiating at a weight-based dose, which is equivalent to the dose of the 4-1BB CD19-CAR T used in the academic publications (1.0 x 106 cells/kg) with the same preconditioning regimen of fludarabine and cyclophosphamide, with the exception of the RESET-PVTM trial, which is evaluating rese-cel without preconditioning. Our clinical strategy enables broad investigation of rese-cel across cohorts with well-defined patient populations in our Phase 1/2 clinical trials with the same dose and similar design. We have also received FDA Fast Track Designation for rese-cel in SLE, lupus nephritis, dermatomyositis, systemic sclerosis and multiple sclerosis.

DSG3-CAART for Mucosal PV

DSG3-CAART is a CAAR T cell therapy expressing DSG3 as the extracellular domain of a chimeric immunoreceptor and is designed to enable specific cytotoxicity toward B cells autoreactive to DSG3. We believe this strategy has the potential to directly eliminate the disease-causing cells in mucosal pemphigus vulgaris, or mPV, an autoimmune disease that causes blisters on the skin and mucous membranes, which may lead to lasting clinical remission without damage to the healthy immune system. PV has two major subtypes: (1) mPV, which is caused by DSG3 autoantibodies and affects the mucous membranes; and (2) mcPV, which is caused by DSG3 and DSG1 autoantibodies, affecting both the mucous membranes and the skin. PV affects approximately 15,000 prevalent patients in the U.S., of which approximately 25% have mPV and 75% have mcPV. Like most autoimmune diseases, the current standard of care for PV relies on general immune suppression, which is often transiently effective but can lead to severe infection, potentially resulting in hospitalization and death.

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

Clinical Development Plan

The MusCAARTesTM trial is an open-label trial to assess the safety and tolerability of various dosing regimens of MuSK-CAART in the treatment of subjects with active MuSK MG. In February 2022, MuSK-CAART received Fast Track Designation from the FDA to improve activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis. We are currently evaluating clinical and translational data from the A1 and A2 cohorts in the MusCAARTesTM trial, where patients were treated with MuSK-CAART without preconditioning.

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
•
As part of this strategy, in January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel.
•
In order to expand our clinical supply to address the increasing pace of enrollment in our clinical trials as well as to prepare for registrational trial(s) across the RESET clinical development program while expanding our manufacturing options for rese-cel, Cabaletta has expanded its CDMO agreements with Lonza to supply rese-cel clinical product under current Good Manufacturing Practices as soon as the second half of 2025.
•
In December 2021, we entered into the LSA with Oxford to supply lentiviral vector for the clinical and commercial development of our DSG3-CAART candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program. In August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. We believe these efforts will provide us with sufficient clinical-grade vector to move forward with our anticipated clinical trials.
•
In conjunction with our efforts to secure commercial supply for rese-cel, we plan to advance innovative manufacturing strategies in order to increase scale, reduce cost of goods and improve the patient experience. To this end, in November 2023, Cabaletta partnered with Cellares to evaluate Cellares’ automated manufacturing platform, the Cell Shuttle™, through Cellares’ Technology Adoption Program. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the manufacture of rese-cel. In August 2024, we expanded our partnership with Cellares to facilitate the potential to incorporate the Cellares manufacturing platform to support the RESETTM clinical program. In March 2025, we and Cellares announced the successful conclusion of the Technology Adoption Program on Cellares’ automated cell therapy manufacturing Cell Shuttle™, facilitating the potential integration of the Cell ShuttleTM into our clinical and commercial, if approved, manufacturing strategy for rese-cel.

Cell Manufacturing

We have entered into a collaboration with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn, to provide focused scientific, technical and regulatory support for CAAR T and CAR T cell manufacture. CVPF is accredited by the Foundation for the Accreditation of Cellular Therapy and is capable of and experienced at supporting manufacture for early-phase clinical trials of novel cell therapy products in first-in-man clinical trials. We rely upon CVPF as one of our manufacturing partners to provide initial Phase 1 clinical trial drug supply for rese-cel. Penn’s manufacturing process for rese-cel is directly related to the process developed at Penn for early clinical trials of CD19-CAR T, which subsequently became known commercially as Kymriah. The process was later transferred to Novartis Pharmaceuticals Corporation and further modified for the Kymriah program.

As we scale our manufacturing for our product candidates to meet our expected needs for further clinical trials, and while we continue to utilize Penn for Phase 1/2 studies in the US, we have brought on board commercial CDMOs capable of global and fully GMP compliant manufacturing, as well as other third parties for the manufacturing and processing of our clinical trial materials. Any CDMO that we select will be subject to cGMP requirements. We believe the use of contract manufacturing for our pipeline programs will be cost-effective and allow us to rapidly prepare for clinical trials in accordance with our development plans. In preparation for this transition, we have engaged multiple third-party contractors to manufacture clinical grade viral vector used to deliver the applicable CAAR or CAR gene into the T cells. We have also initiated development work with certain contractors for cGMP and commercial vector production. We expect third-party manufacturers will be capable of providing and processing sufficient quantities of our product candidates to meet anticipated clinical trial demands and commercial need. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials for rese-cel. In order to expand our clinical supply to address the increasing pace of enrollment in our clinical trials as well as to prepare for registrational trial(s) across the RESET clinical development program while expanding our manufacturing options for rese-cel, Cabaletta has expanded its CDMO agreements with Lonza, a leading CDMO, to supply rese-cel clinical product under current Good Manufacturing Practices as soon as the second half of 2025.

Commercialization

Our aim is to become a fully integrated cellular therapy company focused on improving the lives of patients with autoimmune diseases. The product candidates from our CABA™ platform are designed to address autoimmune indications where there is a compelling opportunity to improve clinical outcomes in comparison with the current standard of care.

Rese-cel is under development for autoimmune diseases with serious unmet medical need. Based on the differentiated expertise of Cabaletta’s team members and our years of experience in conducting cell therapy clinical trials in autoimmunity, we are focused on being the first company to launch a cell therapy product for patients with autoimmune diseases, while continuing to innovate on next-generation approaches and differentiation strategies to deliver an optimal product candidate profile.

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

There are multiple companies with marketed CAR T therapies for the treatment of hematologic cancers, including Novartis Pharmaceuticals Corporation, Gilead Sciences, Inc., Bristol Myers Squibb, Johnson and Johnson, Inc., Legend Biotech Corporation and Autolus. A subset of these companies along with other biopharmaceutical companies have announced CD19-targeting therapies and other methods of engineering T cells in development for the treatment of autoimmune diseases with B cell involvement, including SLE, myositis, SSc and MG, among others. There are also a number of companies with leading autoimmune franchises but without disclosed cell therapy platforms who may become competitors.

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

As of March 1, 2025, our in-licensed patent estate included seven granted U.S. patents, seven granted foreign patents, seven pending U.S. patent applications, and 50 pending foreign patent applications. See “Our Material Agreements - IASO Agreement” and “Our Material Agreements - Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.” As of March 1, 2025, our Cabaletta-owned patent estate included three U.S. provisional patent applications and two pending international patent applications.

With regard to our rese-cel product candidate, under the IASO Agreement, we have in-licensed one patent family which is directed to a CD19-specific chimeric antigen receptor and a CD19-specific antibody and contains one pending U.S. patent application and counterpart patent applications pending in Australia, Canada, China, Europe, and Hong Kong. These patent applications, if issued, would be expected to expire in 2040. The family also contains granted patents in China and Japan, which are scheduled to expire in 2040. This patent family is owned by IASO and is exclusively licensed to us in the field of the license. We also own two international patent applications drawn to methods of treating autoimmune diseases with a chimeric antigen receptor, including a CD19-specific chimeric antigen receptor. Any granted patents claiming priority to these applications would be expected to expire in 2044. We also own one U.S. provisional patent application drawn to methods of treating autoimmune diseases with a chimeric antigen receptor, including a CD19-specific chimeric antigen receptor; one U.S. provisional patent application drawn to CD19-binding antibodies and CD19-specific chimeric antigen receptors; and one U.S. provisional patent application drawn to methods of manufacturing cell-therapy compositions. Any granted patents claiming priority to these applications would be expected to expire in 2045.

With regard to our MuSK-CAAR T cell product candidate, under the Amended and Restated License Agreement with Penn, we have in-licensed one patent family containing one issued U.S. patent with claims directed to a CAAR containing an extracellular domain containing a MuSK autoantigen and nucleic acids encoding the CAAR. This patent is scheduled to expire in 2039, without taking potential patent term extensions into account. This family also contains a counterpart patent granted in Japan which is scheduled to expire in 2039, and counterpart patent applications pending in the U.S., Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Mexico and New Zealand, which if issued, would be expected to expire in 2039. This patent family is owned by Penn and exclusively licensed to us in the field of the license.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering each of our product candidates may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Our Material Agreements

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement, or the IASO Agreement, with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed.

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024, the Company and Oxford entered into a work order for certain process characterization activities as part of commercial readiness activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

WuXi Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the WuXi Agreement, with WuXi to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi’s services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, WuXi converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In August 2024, we notified WuXi that we would extend the initial term by 18 months through August 2026. In addition, we agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1.5 million termination fee under the terms of the WuXi Agreement, we would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. WuXi may terminate the WuXi Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by us. We may terminate the License Agreement at any time for convenience upon 60 days' written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days' written notice.

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

Government Regulation

U.S. Regulation

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our products are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

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

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs, including biologics, have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug product candidate or a decision by a third-party payor to not cover our drug product candidate could reduce physician usage of the drug product candidate and have a material adverse effect on our sales, results of operations and financial condition.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been approved. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or the HITECH, and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information and other personal data in certain circumstances, some of which are more stringent or otherwise different than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 which became effective in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Human Capital Resources

As of December 31, 2024, we had 164 employees, 161 of whom were full-time and 3 whom were part-time. Of those, 135 were engaged in research and development activities. Two full-time employees are located in Switzerland. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate History and Trademarks

We were incorporated under the laws of the State of Delaware in April 2017 under the name Tycho Therapeutics, Inc. In August 2018, our corporate name was changed to Cabaletta Bio, Inc. We have two subsidiaries, Cabaletta Bio GmbH, incorporated in Switzerland and Cabaletta Bio (Germany) GmbH, incorporated in Germany. Our principal executive offices are located at 2929 Arch Street, Suite 600, Philadelphia, PA 19104, and we have limited corporate and research operations in Germany and Switzerland. Our telephone number is (267) 759-3100, and our website address is www.cabalettabio.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website to be part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

We view our operations and measure our business as one reportable segment. All of the Company's tangible assets are held in the United States. Refer to Note 8, Segment Information, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

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

Investors and others should note that we announce material information to our investors using our investor relations website (https:// https://www.cabalettabio.com/investors), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and X (formerly Twitter) (@CabalettaBio), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.cabalettabio.com, under the heading “Investors & Media.”

Item 1A. Risk Factors.

Our business involves material and other risks, some of which are summarized and described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

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

Cellular therapies are a novel approach to the treatment of autoimmune diseases, and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. There are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. In the future, in the event such severe side effects are observed with other CAR T therapies (including those with a CD19 binder), it may increase negative perception of, and regulatory scrutiny on, our product candidates. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following treatment with BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. The FDA also stated that patients and clinical trial participants receiving treatment with such approved products should be monitored life-long for new malignancies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates, in clinical trials of others developing similar products or in the post-approval setting and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to worsening of systemic lupus erythematosus, or SLE, idiopathic inflammatory myopathy (IIM), or myositis, systemic sclerosis, or SSc, muscle-specific kinase myasthenia gravis, or MuSK MG, generalized myasthenia gravis, or gMG, pemphigus vulgaris, or PV, multiple sclerosis, or MS, adverse effects related to infusion of activated T cells or medication taper, including cytokine release syndrome, or CRS, immune effector cell-associated neurotoxicity syndrome, or ICANS, or other unexpected adverse effects of therapy with our product candidates or potential class-wide side effects, such as those related to CD19-directed autologous CAR T cell immunotherapies;
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

Our product candidates are CAR T or CAAR T cell-based immunotherapies. In our clinical trials and other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to ICANS and CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases, resulted in death. We have observed events of CRS and ICANS in our ongoing rese-cel REstoring SElf-Tolerance, or RESETTM, trial. ICANS is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as ICANS and CRS.

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, MuSK CAAR and rese-cel and intend to screen future CAR and CAAR candidates not yet tested in patients through preclinical studies, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for the MuSK CAAR and rese-cel and did not observe any confirmed off target activity for MuSK-CAART or rese-cel. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are re-treated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory agencies. Our clinical trials of rese-cel represent the first evaluation of this product candidate in patients and rese-cel is directed against all B cells expressing CD19; therefore, there is a risk for prolonged B cell aplasia and/or hypogammaglobulinemia, which may predispose patients to infections. Given that the autoimmune and alloimmune diseases we are seeking to treat are, in some cases, less serious than the later stage cancers being treated with other immunotherapy products, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk assessment thresholds such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA may ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the patient population being pursued with our CAAR T and CAR T cell therapies in autoimmune and alloimmune indications will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for us than for CAR T programs in oncology.

Furthermore, treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in routine medical care. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition to side effects caused by our product candidates, any preconditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, may also cause adverse side effects. For example, prolonged or persistent cytopenias and ICANS have been noted to be associated with the use of certain lymphodepleting regimens and CAR T therapies.

Preconditioning regimens, as currently implemented in several of our clinical trials, may increase the risk of adverse side effects and impact our ability to accurately assess the efficacy of our product candidates.

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects were pre-treated with IVIg and cyclophosphamide, and other patients were pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects are pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our RESETTM clinical trials. We are evaluating rese-cel without preconditioning in our RESET-PVTM trial in patients with mPV and mcPV. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and ICANS. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our RESETTM trials, except for our RESET-PVTM trial, will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to rese-cel infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by rese-cel. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after rese-cel, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of rese-cel independent of the effects of fludarabine and cyclophosphamide. We intend to evaluate this potential impact of preconditioning in our CAAR and rese-cel studies, through the comparison to non-lymphodepletion arms.

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

The initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because rese-cel, DSG3-CAART and MuSK-CAART are the first three product candidates that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues.

Additionally, a failure of our clinical trials of DSG3-CAART, MuSK-CAART or rese-cel RESETTM trials could influence physicians’ and regulators’ opinions with regard to the viability of our CABA® platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of DSG3-CAART, MuSK-CAART or rese-cel, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAAR T or CAR T cell therapies may be significantly harmed.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. Similarly, while we believe rese-cel has a similar overall design to the construct used for the patients in the Nature Medicine, Lancet, Annals of Rheumatic Diseases, and Rheumatology publications, those studies involved a small number of patients, and a different product candidate, and the initial clinical results observed in those studies may not be predictive of clinical trial results with rese-cel or any of our other product candidates, additionally, because those studies are not our own, we may not have access to accurate follow-up information or peer-reviewed results.

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or European Commission approval. Most product candidates that commence clinical trials are never approved as products.

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

Our DesCAARTesTM trial, MusCAARTesTM trial, and RESETTM trials in SLE, myositis, SSc, gMG, MS and PV are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

For our RESETTM, DSG3-CAART, MuSK-CAART and other planned clinical trials, we expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, inadequate institutional safety procedures, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using rese-cel, DSG3-CAART, MuSK-CAART and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of rese-cel, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our DesCAARTesTM trial, our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, gMG, PV and MS and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients. Since the number of patients that we plan to dose in our MusCAARTesTM trial, our RESETTM trials in SLE, myositis, SSc, gMG, PV and MS is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In our RESET-PVTM trial, RESET-MSTM and our MusCAARTesTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our DesCAARTesTM trial, our MusCAARTesTM trial and our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of DSG3-CAART, MuSK-CAART, or rese-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our DesCAARTesTM trial, our MusCAARTesTM trial, and RESETTM trials, respectively.

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

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Although we are the first and only company developing CAAR T drug candidates, we are one of several developing CAR T drug candidates for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease. Additionally, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could also attempt to leverage their expertise into autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, while rituximab is the first drug to have received regulatory approval in the United States in over 60 years for the treatment of PV, the target indication for DSG3-CAART, and the indication we are evaluating in the RESET-PVTM study, we are aware that multiple biopharmaceutical companies have therapies in clinical development. We are also aware of other biopharmaceutical companies developing therapies for MuSK MG, SLE, myositis, SSc, gMG and MS. While we do not expect these product candidates to be directly competitive to our product candidates, even if we obtain regulatory approval of our product candidates, the availability and price of these other products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond rese-cel, DSG3-CAART and MuSK-CAART. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

As of December 31, 2024, we had 160 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations, WuXi's operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the presidential transition in the United States, events or changes related thereto or political unrest or otherwise, or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. Recently, the Biden administration signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, under the version of legislation passed by the U.S. House of Representatives on September 9, 2024, are WuXi AppTec, WuXi Biologics, MGI, BGI, and Complete Genomics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. Previously, on May 15, 2024, the House Committee on Oversight and Accountability approved an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. On December 23, 2024, WuXi AppTec, parent company of WuXi, announced that it entered into a definitive agreement to sell the US and UK based operations of WuXi to Altaris, LLC, a healthcare investment firm headquartered in New York, and expected the transaction to close in the first half of 2025. On February 28, 2024, President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2024 and 2023, we recorded net losses of $115.9 million and $67.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $349.1 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of rese-cel. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on WuXi manufacturing services for MuSK-CAART and rese-cel in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the WuXi Agreement. Our ability to rely on services from WuXi is limited to a specified period of time, to specific capabilities, and is subject to WuXi's right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

Risks Related to Future Financial Condition

We will require substantial additional financing to develop and commercialize our product candidates and implement our operating plans. We have also identified conditions that raise substantial doubt about our ability to continue as a going concern. If we fail to obtain additional financing or cannot obtain financing at the levels we require, we may be forced to delay, reduce or discontinue our plans and operations or unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our MusCAARTesTM trial and our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of December 31, 2024, we had $164.0 million of cash and cash equivalents. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280.0 million. While we currently expect our existing cash and cash equivalents to be sufficient to fund our operations into the first half of 2026 which includes initial clinical data on efficacy endpoints and tolerability from the initial rese-cel treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. We may be forced to delay or reduce the scope of our product development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Our cash forecast contains estimates and assumptions based on success of our ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2025 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted, and at our 2023 annual meeting our stockholders approved, an amendment to the 2019 Plan, or the Plan Amendment, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment. Our compensation committee determined the size of the increase to the reserved pool under the Plan Amendment based on projected equity awards to anticipated new hires, projected annual equity awards to existing employees and an assessment of the magnitude of increase that our institutional investors and the firms that advise them would likely find acceptable. We anticipate that the increased share reserve under our 2019 Plan, as amended by the Plan Amendment, will be sufficient to provide equity incentives to attract, retain, and motivate employees for a period of two years following the effective date of the Plan Amendment.

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

Our success depends in large part on our ability to obtain and maintain intellectual property protection in the United States and other countries with respect to our product candidates. If we do not adequately protect or enforce our intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we have filed and in-licensed patent rights in the United States and abroad relating to the product candidates that are important to our business. The patent application and approval process is expensive, complex and time-consuming. We or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to biological and pharmaceutical products commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in the patents or pending patent applications, or that we and our licensors were the first to file for patent protection of such inventions.

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, the patents or pending patent applications that we own or in-license may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, derivation proceedings, reexaminations, or inter partes review in the United States, or oppositions and other comparable proceedings in foreign jurisdictions, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of the patents we in-license or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law is more restrictive than U.S. patent law in connection with the patentability of methods of treatment of the human body and Chinese bankruptcy law may not provide a licensee the same protections as U.S. bankruptcy law. This could impact our in-license under the IASO Agreement with IASO, a China-based company, if IASO declared bankruptcy, and could have a material adverse effect on the development of rese-cel.

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

We cannot predict whether the patent applications that we own or in-license will issue as patents, whether the claims of any patent that has or may issue will provide us with a competitive advantage or prevent competitors from designing around the claims to develop competing technologies in a non-infringing manner, or whether we or our licensors will be able to successfully pursue patent applications in the future relating to our current product candidates or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

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

Even if the patent applications we own or in-license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patent rights by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our product candidates. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated BLAs to the FDA during which process they may claim that our owned or in-licensed patents are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our intellectual property rights, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find the patents we own or in-license invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we own or in-license valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of the patents we in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights, even if obtained, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put the patents we in-license at risk of being invalidated or interpreted narrowly and the patent applications we own or in-license at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We or our licensors may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property that we own or license.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we own or in-license or that we may own or in-license in the future. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing or may be breached. Our licensors may face similar obstacles. We or our licensors could be subject to ownership disputes arising, for example, from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

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

Competitors may infringe, misappropriate or otherwise violate patents, trademarks, copyrights or other intellectual property that we own or in-license. To counter infringement, misappropriation or other unauthorized use, we may be required to file claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived violators could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property, in addition to counterclaims asserting that the patents we in-license are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent we own or in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue.

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

Even if the validity of a patent is upheld during a court proceeding, there is a risk that the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that the patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving the patents we own or in-license could limit our ability to assert the patent against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

The patent positions of companies engaged in the development and commercialization of biologics are particularly uncertain. For example, the Supreme Court of the United States issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible. Thereafter, the USPTO issued a guidance memorandum instructing USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids. Certain claims of our owned and in-licensed patent applications contain, and any future patents we may obtain may contain, claims that relate to specific recombinant DNA sequences that are naturally occurring at least in part and, therefore, could be the subject of future challenges made by third parties.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In the future, if and when our product candidates receive FDA approval, we plan to apply for patent term extensions on patents covering those product candidates in any jurisdiction where these are available. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to the patents we own or in-license, or may grant more limited extensions than we request. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We are aware of third-party U.S. patents relating to the lentiviral vectors which may be used in the manufacture or use of our product candidates. We are also aware of a patent family that includes granted U.S. and European patent rights directed to methods using, and compositions containing, genetically engineered T cells that may be relevant to our rese-cel product candidate. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if our arguments are successful, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could significantly harm our business and operating results.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry in general, and in some instances we or our collaborators or other third parties on which we or they rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities, Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United Sates and China, including as a result of the escalation of tariffs. In the event that one or more of our current or future service providers, manufacturers and other partners do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, due to the economic downturn, the enactment of legislative proposals or for any other reasons, then we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We currently rely on certain foreign or foreign-owned third-party vendors, including WuXi, to manufacture certain clinical materials or to provide services in connection with certain clinical trials. Such foreign and foreign-owned vendors may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. In connection with WuXi, on December 23, 2024, WuXi AppTec, parent company of WuXi, announced that it entered into a definitive agreement to sell the US and UK based operations of WuXi to Altaris, LLC, a healthcare investment firm headquartered in New York, and expects that the transaction to close in the first half of 2025.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with WuXi to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with WuXi to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

We are reliant on Penn and WuXi for our current manufacturing activities and Penn and/or WuXi's failure to perform or termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

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

In addition, the CAART Services Agreement is scheduled to expire on the later of October 19, 2021 or completion of all research and development projects, and unless the CAART Services Agreement is amended, Penn will not be obligated to provide any further services under the CAART Services Agreement after that time. We currently anticipate that research and development projects under the CAART Services Agreement will continue through at least 2025. In addition, Penn has the right to terminate the CAART Services Agreement in whole at any time with 90 days’ notice and to terminate any research and development project being performed under the CAART Services Agreement if the Penn service provider appointed to lead such project is unavailable and Penn is unavailable to find a replacement within 60 days for such service provider. Penn also has the right to terminate certain manufacturing services being performed under the CAART Services Agreement with 180 days’ written notice. From time to time, we may enter into further addenda to the CAART Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

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

The WuXi Agreement is scheduled to expire upon completion of WuXi's services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the planned global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. In August 2024, we notified WuXi that we would extend the initial term by 18 months through August 2026. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. In lieu of the existing 18 month termination right for convenience under the WuXi Agreement, WuXi may not terminate prior to February 2028. If WuXi were to fail to perform their obligations in accordance with the terms of the WuXi Agreement or terminate the WuXi Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Our MuSK-CAART and rese-cel product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAR or CAAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAR T or CAAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT sufficient for a portion of the patients we plan to enroll in our MusCAARTesTM trial and our RESETTM clinical trials. We have also reserved additional vector manufacturing capacity at Penn and CHOP and in December 2021, as amended in May 2023, February 2024 and May 2024, we secured a license and supply agreement with Oxford to establish a process and supply lentiviral vector for the clinical and commercial development of our rese-cel candidate. There is no assurance that we will be able to continue to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns will affect our third-party suppliers and manufacturers. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for marketing authorization of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV, MuSK myasthenia gravis, SLE, myositis, SSc, gMG or MS. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. Moreover, the incoming U.S. administration may propose policy changes that create additional uncertainty for our business and may result in increased regulatory uncertainty, judicial interpretations overturing precedent and other impacts to the agency rulemaking process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for market authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

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

Because we are developing novel CAR T and CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, in 2016, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s institutional review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others or in the post-approval context may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates. For example, after the FDA’s November 2023 announcement of its investigation into reports of T cell malignancies for BCMA- and CD19-directed CAR T cell immunotherapies, the FDA informed us that, based on those reports, patients receiving rese-cel in our clinical trials will require life-long monitoring for new malignancies.

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

On November 28, 2023, the FDA issued a safety communication to provide information about reports of T-cell malignancy following BCMA-directed or CD19-directed autologous CAR T cell immunotherapies and subsequently initiated class safety labeling changes for the approved products in this class. B However, all currently approved CAR T-cell immunotherapies are in oncology indications, and the autoimmune diseases we are seeking to treat with rese-cel, a CD19-directed CAR T immunotherapy, are different indications from the approved oncology indications. Accordingly, the FDA and other regulatory authorities may apply a different benefit-risk assessment threshold such that even if our product candidate demonstrated a similar safety profile as current CAR T therapies, the FDA could ultimately determine that the harmful side effects outweigh the benefits and require us to cease clinical trials or deny approval of our product candidates. The FDA’s investigation may impact the FDA’s review of product candidates that we are developing, or that we may seek to develop in the future, which may, among other things, result in additional regulatory scrutiny of our product candidates, delay the timing for receiving any regulatory approvals or impose additional post-approval requirements on any of our product candidates that receive regulatory approval.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris, for MuSK-CAART for the treatment of MuSK MG and for rese-cel for the treatment of idiopathic inflammatory myopathies (IIM, or myositis) and systemic sclerosis. We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. Although we may seek orphan drug designation for other product candidates, we may never receive such designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The FDA has granted rare pediatric disease designation to rese-cel for the treatment of juvenile dermatomyositis. However, a marketing application for rese-cel or any other product candidate, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to rese-cel for the treatment of juvenile dermatomyositis. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA or BLA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original BLA for rese-cel. The FDA may determine that a BLA for rese-cel, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
juvenile dermatomyositis no longer meets the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved by the FDA;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the BLA is approved for a different adult indication than the rare pediatric disease for which rese-cel is designated.

The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains unknown at this time. Absent any such reauthorization, if a BLA for rese-cel is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

A fast track designation by the FDA, even if granted, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our current product candidate and any future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation for a particular indication. Fast track is a process designed to facilitate the development, and expedite the review of drugs to treat serious or life-threatening conditions and address an unmet medical need. We have received fast track designation for DSG3-CAART for improving healing of mucosal blisters in patients with mPV, for MuSK-CAART for improving activities of daily living and muscle strength in patients with MuSK antibody-positive myasthenia gravis and for rese-cel, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE, LN and the myositis subtype of dermatomyositis, for the treatment of patients with systemic sclerosis to improve associated organ dysfunction and for the treatment of relapsing and progressive forms of MS. We may also apply for fast track designation for certain of our other product candidates, but there is no assurance that the FDA will grant this status to any of our other current or future product candidates. Marketing applications filed by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though we have received fast track designation for certain of our product candidates, we may not experience a faster development process, regulatory review or approval for these product candidates as compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any fast track designation at any time.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S.

federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot accurately estimate the potential revenue from our product candidates. For more information, see the section titled “Business—Government regulation—Pricing and Reimbursement” included in this annual report on Form 10-K.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see the section titled “Business—Government regulation—Current and Future Legislation” included in this annual report on Form 10-K.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see the section titled “Business—Government regulation—Other Healthcare Laws and Compliance Requirements” included in this annual report on Form 10-K.

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

Risks Related to Data Privacy and Security

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

We are subject to stringent privacy and data protection requirements and these requirements may become more complex as we grow our business and begin to operate in other jurisdictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or the EU GDPR, and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, and together with the EU GDPR, or the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by the GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government had introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. The UK Government introduced the Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has now been introduced into parliament. The aim of the UK Bill is to reform the UK’s data protection regime. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. Although we are not currently subject to NIS 2, we have evaluated its requirements and have already implemented various cybersecurity measures that align with NIS 2 obligations. To the extent that we become subject to NIS 2 in the future, we will continue working closely with our Data Protection Officer to ensure that our compliance programs are fully aligned with NIS 2 and national implementing legislation where applicable. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

In the United States, there has been a flurry of legislative activity related to privacy at the state level. In California, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates comprehensive individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information.

Additionally, the California Privacy Rights Act, or CPRA, was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the effects of the CCPA, as amended by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and decrease our potential exposure to regulatory enforcement and/or litigation.

Similar laws have been passed in numerous other states and proposed in others. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

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

We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or data breaches, which, could result in unauthorized access to systems and data, loss of data, and compromise, misuse, or corruption of such data and information. The systems of any CMOs that we may engage now or in the future, and present and future CROs, contractors, consultants and other service providers also could experience breaches or cybersecurity incidents leading to the exposure of confidential and sensitive information. Despite the implementation of security measures, our internal computer systems and information technology systems and infrastructure and those of our third party CROs, vendors, and other contractors and consultants upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our information technology systems and infrastructure, network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to adequately prevent or address them.

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

In the event of a cybersecurity incident or data breach, our company could be required to provide legal notifications and disclosures, and could suffer loss of business, severe reputational damage adversely affecting investor confidence, regulatory inquiries, investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties and fines for violation of applicable laws or regulations, significant costs for remediation and other liabilities. For example, the loss of preclinical study or clinical trial data from completed or future preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security compromise or breach were to result in a loss or misappropriation of, or damage to, our data, systems, or applications, or inappropriate disclosure of confidential or proprietary information or other sensitive information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We have incurred and expect to incur significant expenses to prevent cybersecurity incidents and data breaches, including costs related to deploying additional personnel and protection technologies, training employees, and engaging third-party solution providers and consultants. Although we expend significant resources to create security protections that are designed to shield our confidential and/or proprietary information or other sensitive information, including customer data, against potential theft and security compromises or breaches, such measures cannot provide absolute security. Moreover, as we outsource more of our information systems to vendors and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems.

Like other companies in our industry, we, and our third party vendors, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. We remain at risk for future cybersecurity incidents and data breaches, including, without limitation, those that may occur as a result of third-party action, or wrongful conduct by insider employees or vendors or malfeasance and other causes. If, in the future, we experience a data breach or security incident, we could experience harm to our reputation, financial performance, and customer and vendor relationships. Further, we could experience possible legal notifications and disclosures, as well as litigation or regulatory investigations or actions by state and federal governmental authorities and non-U.S. authorities, including fines, penalties, and other legal and financial exposure and liabilities. Additionally, actual, potential or anticipated attacks or compromises may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, conduct security incident investigation or remediation and engage third-party experts and consultants.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

As of December 31, 2024, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 28% of our common stock. Such calculations assume all shares of non-voting common stock, if any outstanding, are converted into voting common stock in accordance with the terms of our Third Amended and Restated Certificate of Incorporation, or the amended and restated certificate of incorporation. Accordingly, these stockholders could have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our second annual report following our initial public offering, provide a management report on internal control over financial reporting. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In compliance with Section 404 of the Sarbanes-Oxley Act, we have begun and will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting. Additionally, we will enhance control processes as needed, validate their effectiveness through testing, and implement a continuous monitoring and improvement process.

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

On March 21, 2024, we filed a registration statement on Form S-3 (File No. 333-278126) with the SEC, as amended on March 31, 2025, which amendment is not yet declared effective, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2024 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market”, offerings under the Shelf Registration Statement and subject to the limitations thereof. The Shelf Registration Statement and 2024 Sales Agreement replaced our former registration statement and sales agreement, pursuant to which we had a $100 million at-the-market offering program, all of which we sold. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2024 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. In December 2024, we sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5.1 million, after deducting commissions of $0.1 million.

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

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court and other states have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal, state and local net operating loss carryforwards of $157.4 million, $181.4 million and $88.7 million, respectively. $0.3 million of the federal amounts expire in 2037. The state net operating losses begin to expire in 2037 and the local net operating losses began to expire in 2024. Approximately $157.2 million of the federal net operating losses can be carried forward indefinitely. Certain net operating loss carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits. Under current law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

General Risk Factors

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the financial services industry could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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
•
general political and economic conditions, including inflation and tariffs;
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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, the risk of economic slowdown or recession in the United States, instability in the banking system, and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets, including the presidential transition in the United States. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company for as long as (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million as of the prior June 30.

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

Item 2. Properties.

Our corporate headquarters are located in Philadelphia, PA, where we lease 7,672 square feet of office space subject to a lease agreement that is in effect through June 30, 2026. We also have a lease consisting of approximately 13,179 square feet of laboratory space in Philadelphia, PA subject to a lease agreement that is in effect through August 31, 2026. We believe our facilities are currently adequate for us to conduct our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Stockholders

As of March 27, 2025, we had approximately 68 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.” We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single treatment by using T cells engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system, providing meaningful durable and complete clinical responses to patients off immunosuppressive therapies.

In March 2023, the United States Food and Drug Administration, or the FDA, granted clearance of our rese-cel Investigational New Drug, or IND, application for treatment of SLE in patients with active lupus nephritis, or LN, or active SLE without renal involvement. SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., and 150,000 patients in Europe, with LN as the most common end-organ manifestation, affecting approximately 40% of SLE patients. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel, designed to deplete CD19-positive B cells and improve disease activity in patients with SLE and LN. The RESET-SLETM Phase 1/2 clinical trial of rese-cel is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application, or CTA, for the RESET-SLETM trial submitted by Cabaletta, enabling us to begin the process to activate clinical trial sites and pursue patient enrollment for the RESET-SLETM trial in Canada. In October 2024, the European Medicines Agency allowed a CTA submitted by Cabaletta for the RESET-SLETM trial to proceed, enabling us to begin the process of activating clinical trial sites and pursuing patient enrollment for the RESET-SLETM trial. The trial is open for enrollment across multiple sites in the United States and one site in the European Union.

In May 2023, the FDA granted clearance of our rese-cel IND application for treatment of idiopathic inflammatory myopathies, or IIM, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 clinical trial of rese-cel affect approximately 70,000 patients in the U.S. and approximately 85,000 patients in Europe and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, six patients with anti-synthetase syndrome, and six patients with immune-mediated necrotizing myopathy, all in separate parallel cohorts. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. The trial is open for enrollment across multiple sites in the United States and one site in the United Kingdom.

In October 2023, we announced that the FDA granted clearance of our rese-cel IND application for treatment of systemic sclerosis, or SSc. SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 90,000 patients in the U.S. and approximately 60,000 patients in Europe, typically middle-aged individuals, particularly women. The RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for rese-cel for the treatment of systemic sclerosis in January and March 2024, respectively. The trial is open for enrollment across multiple sites in the United States.

In November 2023, the FDA granted clearance of our rese-cel IND application for treatment of generalized myasthenia gravis, or gMG, a subset of patients with myasthenia gravis, or MG. MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 55,000 patients in the U.S. and approximately 100,000 patients in Europe. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which typically require chronic administration, increasing the risk of serious long-term side effects. The RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts. The trial is open for enrollment across multiple sites in the United States.

In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM trial as a sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment. The RESET-PVTM trial will evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV. Approximately 15,000 patients in the U.S. and approximately 20,000 patients in Europe are affected by PV. The trial is open for enrollment across multiple sites in the United States.

In June 2024, we announced the initial clinical data from each of the first two patients dosed with rese-cel in the RESET-SLETM and RESET-MyositisTM trials. In both of these patients, no cytokine release syndrome, or CRS, immune effector cell-associated neurotoxicity syndrome, or ICANS, infections or serious adverse events were observed through data cut-off of May 28, 2024. Rese-cel exhibited the anticipated profile of CAR T cell expansion and contraction with complete B cell depletion observed in both patients by day 15 post-infusion. Improvements in both patients’ specific disease measures were observed, consistent with academic experience of a similar 4-1BB CD19-CAR T.

In late June 2024, a lupus nephritis patient with very active, refractory disease was dosed with rese-cel and experienced Grade 1 CRS and a protocol-defined dose-limiting toxicity of Grade 4 ICANS. The ICANS resolved rapidly following standard management. The study’s Independent Data Monitoring Committee reviewed data from the patient, and recommended that the study proceed as designed, without delay, at the current dose. We recommended protocol modifications designed to improve patient safety, including enhanced monitoring for fever and neurologic symptoms along with seizure prophylaxis for all patients, in line with the practice at many academic sites including at Erlangen University, the site of the CD19-CAR T studies led by Dr. Georg Schett. In July 2024, we provided standard notice to the FDA and communicated details of the event and proposed protocol changes to all active clinical sites within the RESETTM clinical trial program, including the requirement that the investigator promptly discuss the appropriateness and timing of infusion with the trial’s Medical Monitor.

In November 2024, we announced updated clinical data at the American College of Rheumatology Convergence 2024 conference in the first 8 patients dosed across the lupus, myositis and systemic sclerosis clinical trials. Clinical data from these patients in the RESET-SLETM, RESET-MyositisTM trial and RESET-SSCTM trial were presented in oral and poster presentations where compelling clinical responses were observed in lupus and myositis patients with up to six months of follow-up, and the first SSc patient demonstrated an emerging, drug-free clinical response.

In January 2025, we announced the FDA granted clearance of our rese-cel IND application for treatment of multiple sclerosis, or MS. In addition, we announced the FDA granted Fast Track Designation for rese-cel for the treatment of relapsing and progressive forms of MS. The RESET-MSTM trial is a Phase 1/2 open-label, dose escalation study of rese-cel in subjects with relapsing and progressive forms of MS, evaluated in separate cohorts. Approximately 750,000 patients in the U.S. and approximately 550,000 patients in Europe are affected by MS.

In February 2025, we announced updated clinical and translational data from the first 10 patients in the RESETTM clinical trial program, with a data cut off of January 8, 2025. Overall, clinical responses continued to deepen over three SLE patients in DORIS remission, the first LN patient achieving complete renal response, and the first dermatomyositis patient maintaining a major total improvement score, or TIS improvement. Each of these patients discontinued all immunosuppressants and were off or tapering steroids as of January 8, 2025. The safety profile continued to suggest a favorable risk-benefit in the first 10 patients dosed with 90% of patients having experienced either no CRS or Grade 1 CRS and 90% of patients having experienced no ICANS.

In March 2025, we learned of an important protocol deviation in the RESET-SScTM trial. In this case, the patient reported a fever three days prior to infusion. The Cabaletta Medical Monitor was not notified by the investigator prior to the site infusing the patient. Nine days following rese-cel infusion, the patient experienced a dose-limiting toxicity of grade 3 immune effector cell-associated neurotoxicity syndrome (ICANS) based on a transient period of confusion. There was no cerebral edema, seizures or motor dysfunction associated with the ICANS event, and the patient was arousable throughout. The ICANS resolved rapidly following treatment with dexamethasone, and the patient was discharged without further symptoms. After data review, the Independent Data Monitoring Committee recommended that the trial proceed at the current dose without delay and endorsed our proposal to require investigators to affirmatively confirm in writing to the company the absence of fevers or evidence of infection. As of March 14, 2025, 56 clinical sites across the U.S. and Europe were actively recruiting with 33 patients enrolled across the RESETTM clinical trial program.

Our manufacturing strategy is comprised of two stages. The initial stage is designed to leverage the extensive early-stage manufacturing expertise of our academic partners and contract development and manufacturing organizations, or CDMOs, for rapid early development and clinical supply, and in parallel partner with commercially compliant CDMOs capable of supporting late-stage clinical studies and commercial production. Our aim is to achieve full manufacturing readiness through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). We are leveraging the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. For supply of lentiviral vector for the late-stage clinical and commercial manufacturing of rese-cel, we are working with Oxford Biomedica (UK) Limited, or Oxford. We have also collaborated with WuXi Advanced Therapies, Inc., or WuXi, to serve as an additional and commercially compliant cell manufacturing partner for our MusCAARTesTM and RESETTM clinical trials to meet planned capacity and international supply requirements. In July 2024, we entered into a new technology transfer agreement with Lonza Houston Inc., or Lonza, another commercially compliant CDMO, to execute a technology transfer of our expected commercial manufacturing process for rese-cel. In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. This improved process is nearly fully closed, semi-automated, and more easily scaled than the current process. Transfer of this updated process will be performed from Cabaletta to Lonza in anticipation of being able to supply rese-cel drug product for any of Cabaletta’s ongoing and planned RESETTM clinical trials. We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Multiple members of our team have previously built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

As part of our innovative manufacturing strategy where we intend to increase scale, reduce cost of goods and improve patient experience, in November 2023, we partnered with Cellares Corp., or Cellares, to evaluate their automated manufacturing platform, the Cell ShuttleTM, through the Cellares Technology Adoption Program, or TAP. As part of the collaboration, the companies have agreed on a proof-of-concept technology transfer process for the automated manufacture and release testing of rese-cel. In August 2024, we expanded our partnership with Cellares to facilitate the potential to incorporate the Cellares manufacturing platform to support the RESETTM clinical program. In March 2025, we and Cellares announced the successful conclusion of the Technology Adoption Program on Cellares’ automated cell therapy manufacturing Cell Shuttle™, facilitating the potential integration of the Cell ShuttleTM into our clinical and commercial, if approved, manufacturing strategy for rese-cel. We are also evaluating pathways to improve patient experience and scalability of collection through the removal of the requirement for apheresis. Data were published at the American Society of Cell and Gene Therapy conference in May 2024 illustrating the feasibility of this approach.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of December 31, 2024, we had $164.0 million in cash and cash equivalents.

Material Agreements

Refer to section titled “Business – Our Material Agreements” included in this annual report on Form 10-K for a discussion of our material agreements.

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

Interest Expense

Interest expense consists primarily of interest expense associated with finance lease arrangements.

Results of Operations for the years ended December 31, 2024 and 2023

The following sets forth our results of operations:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$97,203	$55,424	$41,779
General and administrative	27,938	19,236	8,702
Total operating expenses	125,141	74,660	50,481
Loss from operations	(125,141)	(74,660)	(50,481)
Other income:
Interest income	10,025	6,985	3,040
Interest expense	(748)	—	(748)
Net loss	$(115,864)	$(67,675)	$(48,189)

Research and Development

Research and development expenses were $97.2 million for the year ended December 31, 2024 as compared to $55.4 million for the year ended December 31, 2023. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
License of intellectual property	$1,523	$2,383	$(860)
Manufacturing of preclinical and clinical supplies	15,523	8,498	7,025
Clinical trials	22,286	8,302	13,984
Personnel	39,239	22,375	16,864
Development services	16,417	12,486	3,931
Other	2,215	1,380	835
	$97,203	$55,424	$41,779

Specific changes in our research and development expenses year over year include a:

•
$16.9 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $4.6 million in stock-based compensation expense;
•
$14.0 million increase in clinical trial costs primarily due to rese-cel clinical trial costs;
•
$7.0 million increase in manufacturing costs primarily due to expanded cell processing capabilities and related activities;
•
$3.9 million increase in development services due to expanded lab space and related costs to support increased headcount performing research and translational activities;
•
$0.8 million increase in other primarily due to increased travel, conference and training costs and other costs to support headcount growth; partially offset by a

•
$0.9 million decrease in license of intellectual property costs due to a $1.2 million upfront fee to Autolus pursuant to the Autolus Option and License Agreement and a $1.0 million milestone payment to IASO for IND clearance of rese-cel in the first quarter of 2023 compared to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the rese-cel trial.

General and Administrative Expenses

General and administrative expenses were $27.9 million for the year ended December 31, 2024 as compared to $19.2 million for the year ended December 31, 2023. The increase of $8.7 million in our general and administrative expenses year over year includes:

•
$6.5 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $3.5 million in stock-based compensation expense; and
•
$2.2 million higher administrative costs, including legal, information technology, and travel as well as other administrative costs.

Other Income

Interest income has increased $3.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of increasing interest rates on a higher cash and cash equivalents balance due to a financing in May 2023 and proceeds from sales of common stock pursuant to the ATM Program in the fourth quarter of 2023, first quarter of 2024 and fourth quarter of 2024.

Interest Expense

Interest expense has increased $0.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of finance lease arrangements from embedded leases within our WuXi manufacturing agreement.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280.0 million. As of December 31, 2024, we had $164.0 million in cash and cash equivalents which should enable us to fund our operations and capital expenditures into the first half of 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $349.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Annual Report on Form 10-K, and we will need to obtain additional funding. Our cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and we cannot predict the amount or timing of all expenditures with certainty. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate certain planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On March 21, 2024, we filed an automatic shelf registration statement (File No. 333-278126), or 2024 S-3ASR, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the 2024 Sales Agreement, with Cowen and Company, LLC, or the Sales Agent, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of our common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, under the 2024 S-3ASR and subject to the limitations thereof. We intend to convert the S-3ASR to S-3 by post-effective amendments in connection with the filing of this Annual Report. In December 2024, we sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5.1 million, after deducting commissions of $0.1 million.

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

December 2022 Financing

In December 2022, we issued 126,815 shares of our common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of our common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32.6 million after deducting underwriting discounts and commissions and offering expenses of $2.4 million. As of December 31, 2024, 6,213,775 pre-funded warrants had been exercised and no warrants remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(88,222)	$(53,549)
Investing activities	47,289	(22,451)
Financing activities	11,677	187,631
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net (decrease) increase in cash and cash equivalents	$(29,276)	$111,631

Operating Activities

During the year ended December 31, 2024, cash used in operating activities of $88.2 million was attributable to our net loss of $115.9 million, partially offset by non-cash charges of $26.0 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, amortization of premium on investments, accretion of operating lease liabilities and foreign currency exchange rates and a net change of $1.7 million in our net operating assets and liabilities.

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

Investing Activities

During the year ended December 31, 2024, cash provided by investing activities of $47.3 million was attributable to $49.5 million from the maturity of short-term investments, partially offset by purchases of $2.2 million of property and equipment.

During the year ended December 31, 2023, cash used in investing activities of $22.5 million was attributable to $84.3 million of purchases of investments and $0.7 million of purchases of property and equipment, partially offset by $62.5 million of proceeds from maturities of investments.

Financing Activities

During the year ended December 31, 2024, cash provided by financing activities of $11.7 million was from $10.9 million in sales of common stock, net of issuance costs paid, $1.7 million from the exercise of employee stock and purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, offset by $0.9 million in principal payments on finance leases.

During the year ended December 31, 2023, cash provided by financing activities of $187.6 million was from $185.2 million in sales of common stock, net of issuance costs paid and $2.4 million from the exercise of employee stock options and purchases of shares under our 2019 ESPP.

Contractual Obligations and Commitments

We lease our headquarters office space and lab space under non-cancelable operating lease agreements. The lease term of our office space commenced in May 2019 and was amended in October 2024 for an additional 12 months through June 30, 2026. The lease term of our lab space was amended in September 2024 for 23 months through August 2026. See Note 9 of the consolidated financial statements for additional detail on our leases. We also have an embedded lease with WuXi, our cell processing manufacturing partner through August 2026. Total undiscounted aggregate future finance and operating lease obligations under all of our leases as of December 31, 2024 are $17.1 million.

We have no material contractual obligations not fully recorded on our balance sheets or fully disclosed in the notes to the consolidated financial statements. Our commitments include:

•
IASO Exclusive License Agreement. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed.
•
Oxford Licence and Supply Agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for our DSG3-CAART program. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees.
•
Autolus Option and License Agreement. In January 2023, we entered into an Option and License Agreement, or the Autolus Agreement, with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement grants us a non-exclusive license to access Autolus' RQR8 technology in our CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. In January 2025, the Company and Autolus agreed to novate the Autolus Agreement with both Autolus and Autolus Limited jointly assuming the rights, obligations and liabilities of Autolus under the Autolus Agreement. Under the terms of the Autolus Agreement, we were required to pay Autolus an upfront license fee of $1.2 million, of which $1.1 million was paid in 2023 and $0.1 million was paid in January 2024. Autolus is also eligible to receive regulatory milestones of up to $12 million for each licensed target, sales milestones of up to a total of $15 million and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. We can terminate the Autolus Agreement at will upon advance written notice. Each of Autolus and us may terminate the Agreement for a material, uncured breach or insolvency of the other party.

•
The Penn License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2024, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.

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

•
Master Translational Research Services Agreement with Penn. Under the Services Agreement, we have contracted for additional research and development services from various laboratories within Penn. The Services Agreement will expire upon completion of the services for which we have engaged Penn under the Services Agreement. In May 2020, the Company amended its Addendum with CAROT to expand access to vector manufacturing. We may incur additional expenses up to $0.6 million through the remaining term of the CAROT Amended Addendum. In February 2023, we entered into a second Master Translational Research Services Agreement with Penn, or the CARTA Services Agreement, pursuant to which Penn agreed to perform certain research, development and manufacturing activities. The services encompassed by the CARTA Services Agreement are performed by different organizations at Penn pursuant to certain addenda to the CARTA Services Agreement. The CARTA Services Agreement will expire on the later of (i) February 9, 2026 or (ii) completion of the services for which we have engaged Penn under the CARTA Services Agreement. Either party may terminate this agreement with or without cause upon a certain number of days’ prior written notice. We are committed to pay up to $3.0 million for cell processing manufacturing under the CARTA Services Agreement through December 31, 2025.
•
WuXi Manufacturing agreement. In January 2021, we entered into the WuXi Agreement to serve as an additional cell processing manufacturing partner for the MusCAARTesTM trial. In August 2023, we entered into new work orders under the WuXi Agreement for WuXi to serve as one of our cell processing manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, WuXi will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. We would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders.

•
Lonza Manufacturing agreement. In December 2024, we entered into the Lonza Agreement with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. Under the initial work order, Lonza will perform cell therapy manufacturing activities for our CAR-T cell therapy product rese-cel for a term of 12 months and total cost of approximately $16.0 million with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. We would cease to be a smaller reporting company if we have a public float in excess of $250 million, or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. This status allows us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements please read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements please read Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $164.0 million as of December 31, 2024. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found in Item 15.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of consolidated financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Action Date	Duration of Trading Arrangements(1)	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Steven Nichtberger Chief Executive Officer	Terminate(2)	October 18, 2024	July 8, 2024 - July 31, 2025	Y	Up to 350,000 shares to be sold
Steven Nichtberger Chief Executive Officer	Adopt(2)	October 18, 2024	February 16, 2025 – July 27, 2026	Y	Up to 350,000 shares to be sold
Gwendolyn Binder President of Science and Technology	Terminate	November 21, 2024	February 20, 2024 – February 21, 2025	Y	Up to 100,756 shares to be sold
Gwendolyn Binder President of Science and Technology	Adopt	December 18, 2024	March 27, 2025 to December 12, 2025	Y	Up to 100,756 shares to be sold

* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

(2) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written trading arrangement adopted on November 9, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 27, 2025.

Name	Positions and Offices Held with Cabaletta	Officer/Director Since	Class and Year in Which Term Will Expire	Age
Executive Officers
Steven Nichtberger, M.D.	Chief Executive Officer, President, Chairman of the Board of Directors and Director	2017	Class III—2025	63
Gwendolyn K. Binder, Ph.D.	President, Science and Technology	2019	—	50
Anup Marda, MBA	Chief Financial Officer	2019	—	47
David J. Chang, M.D., M.P.H.	Chief Medical Officer	2019	—	62
Michael Gerard, J.D.	General Counsel and Secretary	2021	—	45
Arun Das, M.D.	Chief Business Officer	2022	—	35
Non-Employee Directors
Mark Simon, MBA (1)(2)(3)	Director	2018	Class III—2025	63
Scott Brun, M.D. (1)(3)	Director	2021	Class I—2026	57
Shawn Tomasello, MBA (2)	Director	2023	Class I—2026	66
Catherine Bollard, MBChB, M.D. (3)	Director	2019	Class II—2027	57
Richard Henriques, MBA (1)(2)	Director	2019	Class II—2027	69

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Executive Officers

Steven Nichtberger, M.D. Dr. Nichtberger has served as our Chief Executive Officer, President and Chairman of our board of directors since our founding in 2017. He is also a Professor of Professional Practice in the Vagelos LSM program and adjunct professor at The Wharton School of the University of Pennsylvania in addition to being a member of the board of directors of the BioAdvance Greenhouse Fund. Previously, Dr. Nichtberger served as president, chief executive officer, and a member of the board of directors of Tengion, Inc. from 2004 to 2011. In 2008, his leadership was recognized nationally with the National Ernst & Young Entrepreneur of the Year Award for emerging companies. Earlier in his career, Dr. Nichtberger served as the head of global marketing for Merck and in various commercial operating roles at the company from 1995 to 2003. He has previously served as a member of the boards of directors of the Alliance for Regenerative Medicine (as a founding member), Pennsylvania Bio (including as chairman), and Biotechnology Industry Organization. From 2008 to 2019, he was a member of the board of overseers for the School of Arts & Sciences at the University of Pennsylvania. Dr. Nichtberger received his M.D. from the State University of New York at Buffalo, his B.S. from The Wharton School at the University of Pennsylvania and his B.A. from the University of Pennsylvania. He completed internship, residency and fellowship in the Department of Medicine and the Division of Cardiology of the Mount Sinai Medical Center in New York. We believe Dr. Nichtberger is qualified to serve as a member and Chairman of our board of directors because of his scientific and medical background as well as his corporate leadership experience.

Gwendolyn K. Binder, Ph.D. Dr. Binder joined our company in February 2019 as our Executive Vice President, Science and Technology and was appointed President, Science and Technology in January 2022. Dr. Binder is an R&D executive with specialized expertise in the discovery and early clinical development and optimization of engineered T cell therapies. Prior to joining Cabaletta, Dr. Binder was the Chief Technology Officer of Adaptimmune Therapeutics Plc from March 2016 to January 2019, where she ultimately led the research team focusing on understanding mechanisms of tumor response and resistance and translating this understanding to next generation products and clinical study designs. In prior roles, from March 2011 to February 2016, she established and led the translational research group, in addition to the manufacturing and quality teams including oversight of the buildout of an in-house manufacturing facility. Earlier in her career, Dr. Binder served as Director of Operations for the Translational Research Program at the University of Pennsylvania, where she where she progressed multiple investigational new drug submissions for novel engineered T-cell therapies in HIV and oncology, including the CD19 CAR IND acquired by Novartis (now Kymriah), the first human gene editing IND, and three TCR engineered T cell therapy studies in oncology and HIV. Prior to that, she served as the

Director of Scientific Affairs at VIRxSYS Corporation in Gaithersburg Maryland where she supported the development of the first clinical lentiviral vector used in humans, for the application of engineered T cell therapy for HIV. In addition, Dr. Binder has served on the Board of Directors of Instil Bio (Nasdaq: TIL), a clinical-stage biopharmaceutical company focused on developing a pipeline of novel therapies including a lead PD-L1xVEGF bispecific antibody for solid tumors, since July 2020, and as a member of the Scientific Advisory Board for Immatics, which is a publicly traded company developing engineered T cell immunotherapy for cancer, since July 2020. Dr. Binder studied viral immunology and translational research at the Johns Hopkins University in Baltimore, Maryland where she earned a Ph.D. in Cellular and Molecular Medicine in 2002. She has authored over 30 publications in the field, including top international journals such as “Science”, and “Nature Medicine”. She is a recognized leader in the biotechnology sector for the translational and clinical advancement of novel T cell therapies for patients with serious diseases.

Anup Marda, MBA. Mr. Marda joined our company in January 2019 as our Chief Financial Officer. From April 2001 to January 2019, Mr. Marda held positions at Bristol-Myers Squibb, including, most recently, as Vice President, Head of Global Corporate Financial Planning & Analysis, and previously as Head of Finance, R&D Operations and Head of Finance, R&D Portfolio Management and Global Medical from 2014 to 2018. Prior to this, Mr. Marda held the role of Executive Director, U.S. Pharmaceuticals from 2012 to 2014 and Assistant Treasurer, Capital Markets from 2008 to 2012. Mr. Marda received his MBA from the Krannert School of Business of Purdue University and his B.Tech in Chemical Engineering from the Indian Institute of Technology Bombay.

David J. Chang, M.D., M.P.H. Dr. Chang joined our company in June 2019 as our Chief Medical Officer. From June 2015 to May 2019, he was Senior Vice President and Head, Inflammation, Autoimmunity & Neuroscience, or IA&NS, Global Medicines Development at AstraZeneca Pharmaceuticals LP, where he oversaw development projects of both biologics and small molecules in a variety of indications and led the late-stage clinical development organization for IA&NS. From October 2007 to June 2015, Dr. Chang served in various positions at GlaxoSmithKline plc, including VP and Head, Immuno-Inflammation, Clinical Development. While at AstraZeneca and GlaxoSmithKline, he provided leadership in driving the clinical development and registration of the only two products approved for systemic lupus erythematosus in the US in over 60 years. He received his M.D. from New York University School of Medicine, his M.P.H. from Emory University and his B.S. from Yale University. Dr. Chang completed his internship and residency in internal medicine at the New York Hospital—Cornell University Medical Center and fellowship in rheumatology at the Hospital for Special Surgery—Cornell University Medical Center.

Michael Gerard, J.D. Mr. Gerard joined our company in September 2021 as our General Counsel and Secretary. Prior to joining Cabaletta, Mr. Gerard served as Associate General Counsel of Spark Therapeutics, Inc., or Spark, from September 2020 to August 2021. Prior to Spark, Mr. Gerard served in various legal roles at Sandoz, Inc., a division of the Novartis Group, beginning in 2013, with the most recent role being Executive Director, Associate General Counsel, Business Development and Licensing, Strategy and Portfolio. Earlier in his career, Mr. Gerard served as Assistant General Counsel at Aramark and as a litigator at the law firms of Morrison & Foerster, LLP and K&L Gates, LLP in New York. Mr. Gerard received a B.A. in Political Science from the University of Michigan, Ann Arbor and a J.D. from Cornell Law School.

Arun Das, M.D. Dr. Das joined our company in July 2019 after serving as a consultant to the company since 2017, and served in several roles, most recently Executive Director of New Product Planning and Business Development, prior to being appointed Chief Business Officer in January 2022. He is also a Lecturer in the Health Care Management Department at the Wharton School of the University of Pennsylvania. Prior to joining Cabaletta, Dr. Das was a resident physician in General Pediatrics at the Children’s Hospital of Philadelphia from June 2018 to June 2019. Previously, he was an investment banking analyst in the healthcare group at Goldman Sachs from 2010 to 2012. In addition, Dr. Das has spent multiple years consulting in business development and operations for several start-ups in the biotechnology space. Dr. Das received his M.D. from Johns Hopkins University School of Medicine and a B.A. and B.S. dual degree from the University of Pennsylvania.

Non-Employee Directors

Mark Simon, MBA. Mr. Simon joined our board of directors in October 2018. He is a Strategic Advisor since 2020 to the Founder and CEO of Sun Pharmaceutical Industries Ltd., which is the largest pharmaceutical company in India, and a board observer of Sun Pharma Advanced Research Company Ltd., both public companies in India, where Mr. Simon is focused on accelerating their innovation initiatives. He is also a consultant to Stifel Nicolaus & Company (NYSE: SF) and co-founder of Torreya Partners, LLC, a global investment banking firm serving companies in the life sciences industry that Stifel acquired in 2023. Prior to co-founding Torreya, Mr. Simon was a managing director and head of life sciences investment banking at Citigroup from 2002 to 2005 where he covered global pharmaceutical companies with a focus on large-capitalization players in the U.S., Europe and Japan. Prior to Citigroup, Mr. Simon served as a Managing Director at Robertson Stephens in San Francisco and New York where he was responsible for covering the biotechnology investment banking sector. During his tenure overseeing the group, he was involved in raising 45% of all biotechnology dollars raised in the U.S. from 1999-2001. Prior to joining the investment banking group, Mr.

Simon was a senior biotechnology research analyst at Robertson Stephens, and was named a Wall Street All-Star Analyst for three years in a row. He began his career at Kidder Peabody as a biotechnology research associate in 1984 and participated in the IPO of Genzyme and the early financings of companies such as Amgen. Mr. Simon currently serves on the boards of directors of several disease advocacy and philanthropic foundations in the oncology, CNS/neuroscience and metabolic areas. He previously served on the board of directors of Portage Biotech Inc. (Nasdaq: PRTG) until April 2024. Mr. Simon received his MBA from Harvard Business School and his B.A. from Columbia College. We believe that Mr. Simon is qualified to serve on our board of directors because of his extensive experience of over 35 years in the life sciences industry and biotechnology and specialty pharmaceutical transactions.

Scott Brun, M.D. Dr. Brun joined our board of directors in June 2021. Dr. Brun is currently President at Gold Mast Consulting, LLC, an advisory firm he founded in 2019 to provide technical advice and strategic guidance related to biopharmaceutical research and development, pipeline portfolio management, commercialization of new therapeutics and strategic communications related to R&D activities. Dr. Brun serves as a Venture Partner at Abingworth LLP and a Senior Medical Advisor to Launch Therapeutics. Prior to his current roles, Dr. Brun had two decades of experience in various leadership roles at AbbVie, Inc., including 15 years at the predecessor company, Abbott Laboratories. The majority of his career has been focused on leading teams and clinical development organizations across a broad variety of therapeutic areas including autoimmune, neurologic, and renal among others. He was most recently Corporate Vice President of Scientific Affairs and Head of AbbVie Ventures, a corporate venture fund responsible for investment opportunities within AbbVie’s R&D therapeutic areas as well as technology platforms of interest from 2016 to 2019. Previously, Dr. Brun served as Corporate Vice President and Head of Pharmaceutical Development at AbbVie from 2013 to 2016. During his tenure at AbbVie, Dr. Brun oversaw a global organization with responsibilities for AbbVie’s entire portfolio of early and late-stage clinical pre-registration pipeline compounds as well as marketed compounds within oncology, neurology, immunology, renal, infectious disease, and women’s and men’s health therapeutic areas. Prior to joining AbbVie, Dr. Brun spent over 15 years at Abbott Laboratories, where he held positions of increasing leadership responsibility in drug development within the R&D organization. Dr. Brun is a member of the boards of directors of Axial Biotherapeutics, Inc. and Trishula Therapeutics, Inc., both private, clinical-stage biopharmaceutical companies, Jasper Therapeutics, Inc. (Nasdaq: JSPR) a biotechnology company focused on targeting mast cells and stem cells to treat chronic diseases and Forte Biosciences, Inc. (Nasdaq: FBRX) a preclinical-stage company focused on autoimmune diseases. Previously, Dr. Brun served as a Senior Advisor to the business development team at Horizon Therapeutics plc (Nasdaq: HZNP) from 2020 to 2023. Dr. Brun received his B.S. in Biochemistry from the University of Illinois at Urbana-Champaign and earned his M.D. from the Johns Hopkins University School of Medicine. He completed his residency in ophthalmology at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. We believe Dr. Brun is qualified to serve as a member of our board of directors because of his scientific background and significant experience in clinical and research efforts.

Shawn Tomasello, MBA. Ms. Tomasello joined our Board of Directors in July 2023. She is currently Chief Executive Officer at CoRegen, Inc., a private company. Prior to her current role, Ms. Tomasello served as the Chief Commercial Officer of Kite Pharma, where she oversaw the global commercialization of Yescarta, from 2015 to 2018 including through its acquisition by Gilead for $11.9 billion in October 2017. She was previously Chief Commercial Officer at Pharmacyclics, where she led commercial and medical affairs activities for Imbruvica®, a first-in-class treatment for hematologic malignancies, from August 2014 until its acquisition by AbbVie for $21.0 billion in August 2015. Prior to Pharmacyclics, Ms. Tomasello served in leading commercial roles with multiple major pharmaceutical companies, including Celgene as President of the Americas Hematology and Oncology, where she led the company through five successful product launches encompassing 11 indications and played a critical role in acquisitions. At Genentech for 14 years prior, Ms. Tomasello was the National Director of Hematology for Rituxan. She currently serves on the board of directors of AlloVir, Inc. (Nasdaq: ALVR) since March 2022, 4D Molecular Therapeutics Inc. (Nasdaq: FDMT) since November 2020 and Centrexion Therapeutics Corp., a private, clinical-stage biopharmaceutical company, since 2017. She previously served as a board member of TCR2 Therapeutics Inc. (Nasdaq: TCRR) until June 2023, Urogen Pharma Ltd (Nasdaq: URGN) until 2022, Mesoblast, Ltd. (Nasdaq: MESO) until August 2022, Clementia Pharmaceuticals, Diplomat Pharmacy, Inc. until 2020, Abeona Therapeutics (Nasdaq: ABEO) until 2020, Principia Biopharma until 2020, and Gamida Cell Ltd. (Nasdaq: GMDA) until 2024, as well as several private boards. On such boards, she at various times has served and serves on the Compensation, Nominating and Corporate Governance, Compliance, and Transaction committees. Ms. Tomasello received her B.S. in Marketing from the University of Cincinnati and her M.B.A. from Murray State University in Kentucky. We believe Ms. Tomasello is qualified to serve as a member of our Board of Directors because of her experience serving in various commercial roles in the life sciences industry.

Catherine Bollard, MBChB, M.D. Dr. Bollard joined our board of directors in April 2019. She currently serves as Senior Vice President and Chief Research Officer and Director of the Center for Cancer and Immunology Research at the Children’s National Research Institute (CNRI). She is also a faculty member of the Division of the Blood and Marrow Transplantation at CNH. Since 2013, Dr. Bollard has served as a tenured Professor of Pediatrics and Microbiology, Immunology and Tropical Medicine at the George Washington University and is the Associate Center Director (ACD) for Translational Research and Innovation within the George Washington Cancer Center. Prior to her move in 2013, Dr. Bollard was Professor of Pediatrics, Medicine and

Immunology at Baylor College of Medicine. She is a past president of the International Society for Cell Therapy (ISCT), and she served on the Cellular, Tissues and Gene Therapy Advisory Committee of the FDA until 2019. Dr. Bollard chaired the Non-Hodgkin’s Lymphoma Committee of the Children’s Oncology Group from 2012 to 2020 and in 2021 became the President of the Foundation for the Accreditation of Cellular Therapy (FACT). Dr. Bollard was the scientific co-founder of Catamaran Bio, a company developing novel, off-the-shelf chimeric antigen receptor (CAR)-NK cell therapies designed to treat a broad range of cancers and served on its Scientific Advisory Board until 2024. Dr. Bollard was previously on the board of directors and subsequently the Scientific Advisory Board of Mana Therapeutics. She currently serves on the SAB of Minovia Tx Ltd and serves as Chair of the DSMB for SOBI. Bollard also serves on the board of directors for Alliance for Regenerative Medicine and a nonprofit organization she co-founded called Access4Kids. Dr. Bollard received her medical degree (MBChB) and her doctor of medicine (MD) from the University of Otago Medical School in New Zealand. We believe Dr. Bollard is qualified to serve as a member of our board of directors because of her scientific background and significant experience in clinical and translational research efforts.

Richard Henriques, MBA. Mr. Henriques joined our board of directors in February 2019. Since 2015, he has been a senior fellow at the Center for High Impact Philanthropy at the University of Pennsylvania, with a focus on impact investing. From 2010 to 2014, Mr. Henriques was the Chief Financial Officer of the Bill & Melinda Gates Foundation, where he was responsible for finance and accounting, financial planning and analysis, strategic planning, measurement and evaluation, program related investments and information technology. From 1981 to 2008, Mr. Henriques held positions at Merck & Co., Inc., including as Senior Vice President of Finance for Global Human Health, Vice President and Corporate Controller, and Principal Accounting Officer. Mr. Henriques serves on the boards of directors or trustees of the Bucks County Playhouse, International Vaccine Institute, Heritage Conservancy, Delaware Canal 21, Fisherman’s Mark and The Franklin Institute. Mr. Henriques served on the board of directors of Arbutus Biopharma Corporation (Nasdaq: ABUS) from December 2014 to February 2025. Mr. Henriques received his MBA from the Wharton School of the University of Pennsylvania and a BA from the University of Pennsylvania. We believe that Mr. Henriques is qualified to serve as a member of our board of directors because of his extensive corporate leadership experience and expertise in finance and investment management.

Family Relationships and Legal Proceedings

There are no family relationships between or among any of our directors or executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors, officers or affiliate, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Our board of directors has also established a science and technology committee, an advisory committee of the board of directors which operates under a charter duly adopted by the board of directors. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee and science and technology committee is posted on the corporate governance section of our website, www.cabalettabio.com/investors/corporate-governance/governance-documents. From time to time, our board of directors may establish certain committees for scientific, business or other matters.

Audit Committee

Scott Brun, M.D., Richard Henriques, MBA and Mark Simon, MBA serve on the audit committee, which is chaired by Richard Henriques, MBA. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Henriques as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2024, the audit committee met seven times. The audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements and our related disclosures under the “Management’s Discussion and Analysis” section shall be included in our 2024 Annual Report;
•
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•
reviewing quarterly earnings releases; and
•
discussing the Company’s risk assessment and management guidelines, including the Company’s major financial risk exposures, cybersecurity risks and the steps that the Company’s management has taken to monitor and control such exposures and risks.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Richard Henriques, MBA, Mark Simon, MBA and Shawn Tomasello, MBA serve on the compensation committee, which is chaired by Mark Simon, MBA. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the compensation committee met four times. The compensation committee’s responsibilities include:

•
annually reviewing and recommending to the board of directors corporate goals and objectives relevant to the compensation of our chief executive officer;
•
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and based on such evaluation (i) recommending to the board of directors the cash compensation of our chief executive officer and (ii) reviewing and approving grants and awards to our chief executive officer under equity-based plans;
•
reviewing and approving the compensation of our other executive officers;
•
reviewing and establishing our overall management compensation, philosophy, and policy;
•
overseeing and administering our compensation and similar plans;
•
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•
reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;

•
preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement; and
•
reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Catherine Bollard, MBChB, M.D., Scott Brun, M.D., and Mark Simon, MBA, serve on the nominating and corporate governance committee, which is chaired by Scott Brun, M.D. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the nominating and corporate governance committee met two times. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•
reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
reviewing and discussing with the board of directors corporate succession plans for our chief executive officer and other key officers;
•
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•
overseeing the evaluation of our board of directors.

The nominating and corporate governance committee considers candidates for board of directors membership suggested by its members and the chief executive officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described in our proxy statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations as described in our proxy statement under the heading “Stockholder Proposals.”

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Science and Technology Committee

Catherine Bollard, MBChB, M.D., Scott Brun, M.D., and Shawn Tomasello, MBA, serve on the science and technology committee, which is chaired by Catherine Bollard, MBChB, M.D. The science and technology committee supports Board oversight of the Company’s research and development, manufacturing and supply activities, by providing a forum for review of strategic considerations and issues in such areas, as well as to evaluate relevant emerging technology and advances in the field. The science and technology committee was formed in July 2023 and held four meetings in during the fiscal year ended December 31, 2024.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at www.cabalettabio.com/investors/corporate-governance/governance-documents. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and designated consultants that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Our insider trading policy prohibits our directors, officers, employees and certain designated consultants, and their affiliated persons, from trading in company securities while in possession of material nonpublic information about our company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about our company to others who may trade of the basis of that information). Under our insider trading policy, designated insiders may only trade in company securities at a time when they do not possess material nonpublic information about our company. We also require our directors, officers and certain other employees to receive approval before trading in company securities. Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using company securities as collateral in a margin account; or pledging company securities as collateral for a loan. Any waiver of the provisions of this policy requires the approval of our Audit Committee. To date, no such requests have been made or approved. We have also adopted an additional policy that governs adoption, modification and termination of written securities trading plans, known as Rule 10b5-1 plans, by our directors, executive officers and certain other persons. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and imposes additional requirements and limitations.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2024 are:

•
Steven Nichtberger, M.D., our President and Chief Executive Officer;
•
Gwendolyn Binder, Ph.D., our President, Science and Technology; and
•
David J. Chang, M.D., M.P.H., our Chief Medical Officer.

2024 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated. Dr. Nichtberger also serves as a member of our board of directors but does not receive any additional compensation for his service as a director.

	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Steven Nichtberger, M.D.	2024	646,328	7,008,417	428,157	14,045	8,096,947
President and Chief Executive Officer	2023	597,417	3,784,529	412,288	14,045	4,808,279
Gwendolyn K. Binder, Ph.D.	2024	529,687	2,581,003	246,869	—	3,357,559
President, Science and Technology	2023	477,417	1,618,263	245,203	—	2,340,883
David J. Chang, M.D., M.P.H.	2024	496,833	2,581,003	268,290	—	3,346,126
Chief Medical Officer	2023	476,910	1,379,202	244,940	—	2,101,052

(1) Amounts reflect the grant date fair value of option awards granted in 2024 and 2023 in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC 718. Such grant date fair value does not take into account any estimated forfeitures related to service-vesting conditions. For information regarding assumptions underlying the valuation of equity awards, see Note 10 to our financial statements for the year ended December 31, 2024. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of applicable awards.

(2) The amounts represent bonuses earned in 2024 and 2023 and paid in 2025 and 2024, respectively, pursuant to the Company’s cash incentive plan based on the factors described under “Non-Equity Incentive Plan Compensation” below.

(3) Amount includes reimbursements for life insurance premiums.

Narrative to 2024 Summary Compensation Table

Our board of directors and compensation committee review compensation annually for our chief executive officer and his direct reports. In setting executive base salaries and bonuses, and granting equity incentive awards, our board of directors considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our board of directors has historically determined our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all of his direct reports. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee determines the compensation for each executive officer other than the chief executive officer. Our board of directors discusses the compensation committee’s recommendations and ultimately approves the compensation of our chief executive officer without the chief executive officer and chief financial officer present. In 2024, the compensation committee continued to retain the services of Radford, an AON Hewitt company, as its external compensation consultant and the board of directors and the compensation committee considered Radford’s input on certain compensation matters as they deemed appropriate.

Annual base salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation committee, to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. The base salary of each named executive officer in 2024 is noted below:

Name	2024 Base Salary through February 29, 2024	Base Salary Effective March 1, 2024
Steven Nichtberger, M.D.	602,200	638,300
Gwendolyn K. Binder, Ph.D.	480,500	500,200
David J. Chang, M.D., M.P.H.	480,000	500,200

Non-Equity Incentive Plan Compensation

Annual cash awards are determined based on company performance, which is assessed based on predetermined annual objectives, and on individual performance. When determining the individual component of our annual incentive awards, the compensation committee considers each executive’s contributions to the company’s strategic achievements and financial and operational performance. In addition, the compensation committee considers how each executive demonstrates Cabaletta behaviors.

Each of our named executive officers was eligible to receive a bonus with respect to 2024 as a percentage of base salary listed below, modified by company and individual performance.

Name	2024 Target Bonus Rate (% of base salary)
Steven Nichtberger, M.D.	55%
Gwendolyn K. Binder, Ph.D.	40%
David J. Chang, M.D., M.P.H.	40%

Company performance was assessed as achievement of 2024 company objectives, including certain clinical development, business development and financial and operational goals and development of a strong team culture. As a result, the compensation committee recommended and our board of directors approved 2024 company achievement at 108%.

The compensation committee recommended (and/or approved) and the board of directors approved (as applicable, in the instance of the chief executive officer), a further adjustment of bonuses based on the individual achievement of each of the named executive officers, as noted below:

Name	Individual Achievement (%)
Steven Nichtberger, M.D.	114%
Gwendolyn K. Binder, Ph.D.	115%
David J. Chang, M.D., M.P.H.	125%

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. In 2024, we granted stock options to each of our named executive officers, as reflected in the “Outstanding Equity Awards at 2024 Fiscal Year End Table” below.

Employment arrangements with our named executive officers

In October 2019, we entered into amended and restated employment agreements with each of our named executive officers. Each of our named executive officers is employed at will.

Steven Nichtberger, M.D.

Under his amended and restated employment agreement, Dr. Nichtberger is entitled to an annual base salary, which is subject to review and redetermination by our board of directors or our compensation committee, and he is eligible to receive an annual bonus determined by our board of directors or the compensation committee (subject to the terms of any applicable incentive compensation plan that may be in effect from time to time), with a target amount calculated as a percentage of his annual base salary. Dr.

Nichtberger is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans, and is reimbursed for his existing, personal life insurance policy premiums.

Dr. Nichtberger’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release and compliance with his continuing obligations, he will be entitled to receive (i) an amount equal to (x) 12 months of base salary payable on our normal payroll cycle if such termination occurs outside of the period commencing 60 days before and ending 12 months after the occurrence of the first event constituting a “change in control”, or the Change in Control Period, or (y) 1.5 times the sum of his base salary plus his target bonus for the then-current year payable on our or our successor’s normal payroll cycle over 18 months if such termination occurs within Change in Control Period; (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Nichtberger on the date of termination for up to (x) 12 months if such termination occurs outside of the Change in Control Period, and (y) 18 months if such termination occurs within the Change in Control Period; and (iii) full acceleration of all stock options and other stock-based awards held by Dr. Nichtberger if such termination occurs within the Change in Control Period. In addition to standard good reason triggers, Dr. Nichtberger may elect to resign for good reason if within six months following the appointment of a chairperson of the board of directors, Dr. Nichtberger provides written notice of his reasonable dissatisfaction with such chairperson and the board fails to designate a new chairperson within 30 days of such notice. In the event of such a resignation for good reason outside of the Change in Control Period, subject to the execution and effectiveness of a separation agreement and release and compliance with his continuing obligations, in addition to the severance benefits described above, all stock options and other stock-based awards held by Dr. Nichtberger will accelerate and become fully exercisable or nonforfeitable.

The payments and benefits provided to Dr. Nichtberger under his employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Nichtberger in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after tax benefit to Dr. Nichtberger.

In addition, Dr. Nichtberger has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Nichtberger’s employment and for 12 months thereafter.

Gwendolyn K. Binder, Ph.D.

Under her amended and restated employment agreement, Dr. Binder is entitled to an annual base salary, which is subject to review and redetermination by our board of directors or our compensation committee, and she is eligible to earn an annual bonus with a target amount calculated as a percentage of her base salary. Dr. Binder is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Binder’s employment agreement provides that, in the event that her employment is terminated by us without “cause” or by her for “good reason,” then subject to the execution and effectiveness of a separation agreement and release and compliance with her continuing obligations, she will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination occurs outside of the Change in Control Period or (y) a lump sum in cash in the amount of 1.0 times the sum of her base salary plus her target bonus for the then-current year payable on our or our successor’s normal payroll cycle over 12 months if such termination is occurs within the Change in Control Period; (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Binder on the date of termination up to (x) nine months if such termination occurs outside of the Change in Control Period, and (y) 12 months if such termination occurs within the Change in Control Period; and (iii) full acceleration of all stock options and other stock-based awards subject to time-based vesting held by Dr. Binder if such termination occurs within the Change in Control Period.

The payments and benefits provided to Dr. Binder under her employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Binder in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such officer.

In addition, Dr. Binder has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Binder’s employment and for 12 months thereafter.

David J. Chang, M.D., M.P.H.

Under his amended and restated employment agreement, Dr. Chang is entitled to an annual base salary, which is subject to review and redetermination by our board of directors or our compensation committee, and he is eligible to earn an annual bonus with a target amount calculated as a percentage of his base salary. Dr. Chang is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Chang’s employment agreement provides that, in the event that his employment is terminated by us without “cause” or by him for “good reason,” then subject to the execution and effectiveness of a separation agreement and release and compliance with his continuing obligations, he will be entitled to receive (i) an amount equal to (x) nine months of base salary payable on our normal payroll cycle if such termination occurs outside of the Change in Control Period or (y) a lump sum in cash in the amount of 1.0 times the sum of his base salary plus his target bonus for the then-current year payable on our or our successor’s normal payroll cycle over 12 months if such termination occurs within the Change in Control Period; (ii) payment of the monthly employer COBRA premium for the same level of group health coverage as in effect for Dr. Chang on the date of termination up to (x) nine months if such termination occurs outside of the Change in Control Period, and (y) 12 months if such termination occurs outside of the Change in Control Period; and (iii) full acceleration of all stock options and other stock-based awards subject to time-based vesting held by Dr. Chang if such termination occurs within the Change in Control Period.

The payments and benefits provided to Dr. Chang under his employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Chang in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such officer.

In addition, Dr. Chang has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Chang’s employment and for 12 months thereafter.

Outstanding Equity Awards at 2024 Fiscal Year End Table

The following table presents information regarding all outstanding stock awards and stock options held by each of our named executive officers as of December 31, 2024.

	Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Steven Nichtberger, M.D.	186,451 229,677 99,714 300,000 312,656 261,250 180,075 —	— —(1) —(2) —(3) 20,844(7) 118,750(8) 231,525(9) 353,000(10)	1.01 1.01 11.00 14.94 11.47 3.21 11.09 23.97	10/28/2028 10/28/2028 10/23/2029 2/28/2030 2/28/2031 1/17/2032 1/17/2033 2/28/2034	— — — — — — — —	— — — — — — — —
Gwendolyn K. Binder, Ph.D.	100,756 66,667 29,908 117,188 110,000 77,000 —	—(4) —(5) —(2) 7,812(7) 50,000(8) 99,000(9) 130,000(10)	1.01 9.54 11.00 11.47 3.21 11.09 23.97	10/28/2028 8/21/2029 10/23/2029 2/28/2031 1/17/2032 1/17/2033 2/28/2034	— — — — — — —	— — — — — — —
David J. Chang, M.D., M.P.H.	185,709 48,836 38,238 106,406 92,813 65,625 —	—(6) —(2) — (3) 7,094(7) 42,187(8) 84,375(9) 130,000(10)	6.30 11.00 14.94 11.47 3.21 11.09 23.97	6/23/2029 10/23/2029 2/28/2030 2/28/2031 1/17/2032 1/17/2033 2/28/2034	— — — — — — —	— — — — — — —

(1) These options vest over four years, with 25% vesting on October 11, 2019, and the remaining shares vesting in 36 equal monthly installments thereafter, subject to a continued service relationship with us.

(2) These options vest over four years, with 25% vesting on October 24, 2020, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(3) These options vest over four years, with 25% vesting on March 1, 2021, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(4) These options vest over four years, with 25% vesting on October 11, 2019 and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(5) These options vest over four years, with 25% vesting on August 22, 2020, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(6) These options vest over four years, with 25% vesting on June 17, 2020, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(7) These options vest over four years, with 25% vesting on March 1, 2022, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(8) These options vest over four years, with 25% vesting on January 18, 2023, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(9) These options vest over four years, with 25% vesting on January 18, 2024, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

(10) These options vest over four years, with 25% vesting on March 1, 2025, and the remaining shares vesting in 12 equal quarterly installments thereafter, subject to a continued service relationship with us.

Additional Narrative Disclosure

401(k) Savings Plan. We participate in a retirement savings plan, or 401(k) plan, that is intended to qualify for favorable tax treatment under Section 401(a) of the Code, and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. U.S. employees who are at least 21 years of age are generally eligible to participate in the 401(k) plan, subject to certain criteria. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. We have the ability to make discretionary contributions under the plan and all eligible employees will receive a Safe Harbor matching contribution up to 4% of eligible pay for the 2024 plan year.

Health and Welfare Benefits. All of our full-time employees, including our executive officers are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and long-term disability for all of our employees, including our executive officers. We also provide all employees, including executive officers, with a flexible spending account plan and paid time off benefits including, vacation, sick time and holidays. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits short sales and derivative transactions of our stock by our executive officers, directors, employees and certain designated consultants and contractors, including short sales of our securities. Our insider trading policy expressly prohibits, without the advance approval of our audit committee, purchases or sales of puts, calls, or other derivative securities of the company or any derivative securities that provide the economic equivalent of ownership.

Compensation Recovery Policy (Clawback Policy)

On September 12, 2023, we adopted a Compensation Recovery Policy, or the Clawback Policy, in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards (the “final clawback rules”), which covers our current and former executive officers, including all of our named executive officers. Under the Clawback Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Clawback Policy and permitted under the final clawback rules) any cash or equity incentive-based compensation received by any current or former executive officer after the effective date of the Clawback Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.

Compensation Committee Interlocks and Insider Participation

Each of Richard Henriques, Mark Simon and Shawn Tomasello, served on the compensation committee during fiscal year 2024. No member of the compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our compensation committee.

Policy on the Timing of Awards of Options and Other Option-Like Instruments

Our compensation committee has generally granted annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year, specifically early March. In addition, new hires receive stock option grants at the time of their hiring. Eligible employees, including our named executive officers, may voluntarily enroll in our Employee Stock Purchase Plan and receive an option to purchase shares at a discount using payroll deductions accumulated during the prior six months, with purchase dates occurring in May and November. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Please see Item 10 for details regarding corporate governance, including the composition of our compensation committee, as required by Regulation S-K 407(e)(4) and (e)(5).

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024. We reimburse members of our board of directors for reasonable travel expenses. Dr. Nichtberger, our Chief Executive Officer and President, did not receive any compensation for his service as a member and Chairman of our board of directors in 2024. Dr. Nichtberger’s compensation for service as an employee for fiscal years 2024 and 2023 is presented in “Executive Compensation—2024 Summary Compensation Table.”

Name	Fees Earned or Paid In Cash ($)	Option Awards (1)(2)	All Other Compensation	Total ($)
Catherine Bollard, MBChB, M.D.	60,000	181,810	—	241,810
Scott Brun, M.D.	65,000	181,810	—	246,810
Richard Henriques, MBA	60,500	181,810	—	242,310
Mark Simon, MBA	63,500	181,810	—	245,310
Shawn Tomasello, MBA	53,000	181,810	—	234,810

(1) Amount shown reflects the grant date fair value of an option award granted during 2024. The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or FASB ASC Topic 718, disregarding the effect of estimated forfeitures related to service-based vesting. See Note 10 to the financial statements in our 2024 Annual Report on Form 10-K regarding assumptions we made in determining the fair value of option awards.

(2) As of December 31, 2024, the aggregate number of shares subject to option awards held by our non-employee directors were: Dr. Bollard: 134,428; Dr. Brun: 110,000; Mr. Henriques: 134,428; Mr. Simon: 134,428 and Ms. Tomasello 66,000. As of December 31, 2024, the aggregate number of unvested shares outstanding held by our non-employee directors were: Dr. Bollard: 22,000; Dr. Brun: 22,000; Mr. Henriques: 22,000; Mr. Simon: 22,000 and Ms. Tomasello 47,667.

Amended and Restated Non-Employee Director Compensation Policy

Under our director compensation policy, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors.

The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member for 2024 are as follows:

	Member Annual Retainer ($)	Chairperson Annual Retainer ($)
Board of Directors	40,000	—
Audit Committee	7,500	15,000
Compensation Committee	5,500	11,000
Nominating and Corporate Governance Committee	5,000	10,000
Science and Technology Committee	7,500	15,000

In February 2025, we amended our director compensation policy. Accordingly, the fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member for 2025 are as follows:

	Member Annual Retainer ($)	Chairperson Annual Retainer ($)
Board of Directors	40,000	—
Audit Committee	10,000	20,000
Compensation Committee	6,250	12,500
Nominating and Corporate Governance Committee	5,000	10,000
Science and Technology Committee	7,500	15,000

We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

In addition, each new non-employee director elected to our board of directors will be granted an initial, one-time award of a stock option to purchase 44,000 shares, which shall vest in equal quarterly installments over a three-year period from the date of vesting commencement, subject to continued service as a director through each such vesting date. In addition, on the date of each annual meeting of stockholders of our company, each non-employee director will receive an annual stock option award of 22,000 shares, which shall vest in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting provided, however, that all vesting shall cease if the director resigns from the board of directors or otherwise ceases to serve as a director, unless the board of directors determines that the circumstances warrant continuation of vesting.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans, consisting of the 2018 Plan, the 2019 Plan and the 2019 Employee Stock Purchase Plan, or the ESPP. We have no equity compensation plans that were not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, units and rights (#)	Weighted-average exercise price of outstanding options, units and rights ($)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in first column)
Equity compensation plans approved by security holders(1)	11,231,148(2)	$10.63	1,693,564(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	11,231,148	$10.63	1,693,564

(1) Consists of our 2019 Stock Option and Incentive Plan, 2018 Stock Option and Grant Plan, and 2019 Employee Stock Purchase Plan. Following our initial public offering, we have not and will not grant any awards under our 2018 Stock Option and Grant Plan, but all outstanding awards under the 2018 Stock Option and Grant Plan will continue to be governed by their existing terms. The shares of common stock underlying any awards granted under the 2018 Stock Option and Grant Plan or 2019 Stock Option and Incentive Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock, or otherwise terminated (other than by exercise) and the shares of common stock that are withheld upon exercise of a stock option or settlement of such award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2019 Stock Option and Incentive Plan.

(2) Includes 11,231,148 shares of common stock issuable upon the exercise of outstanding options, of which 1,235,458 are subject to our 2018 Stock Option and Grant Plan and 9,995,690 are subject to our 2019 Stock Option and Incentive Plan.

(3) As of December 31, 2024, there were 1,379,305 shares available for grant under the 2019 Stock Option and Incentive Plan and 314,259 shares available for grants under the 2019 Employee Stock Purchase Plan.

(4) The 2019 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2020, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31. The 2019 Employee Stock Purchase Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020, through January 1, 2029, by the least of 234,229 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 7, 2025 by:

•
each of our directors;
•
each of our named executive officers;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially own greater-than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 50,743,101 shares of our common stock outstanding as of March 7, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 7, 2025 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Cabaletta Bio, Inc., 2929 Arch Street, Suite 600, Philadelphia, Pennsylvania 19104.

	Shares beneficially owned
Name and address of beneficial owner(1)	Number	Percentage
> 5% Stockholders:
BlackRock, Inc.(2)	3,397,260	6.7%
Entities Affiliated with Adage Capital Partners, L.P.(3)	3,634,475	7.2%
T. Rowe Price Investment Management, Inc.(4)	3,673,724	7.2%
Entities affiliated with Prudential Financial, Inc.(5)	2,798,863	5.5%
Bain Capital Life Sciences Opportunities III, LP(6)	2,760,888	5.4%
The Vanguard Group(7)	2,553,710	5.0%
Named Executive Officers and Directors:
Steven Nichtberger, M.D.(8)	3,127,350	5.95%
Gwendolyn K. Binder, Ph.D.(9)	603,831	1.18%
David Chang, M.D., M.P.H.(10)	612,846	1.19%
Catherine Bollard, MBChB, M.D.(11)	113,428	0.22%
Scott Brun, M.D.(12)	88,000	0.17%
Richard Henriques, MBA(13)	112,428	0.22%
Mark Simon, MBA(14)	255,572	0.50%
Shawn Tomasello, MBA(15)	25,667	0.05%
All executive officers and directors as a group (11 persons)(15)	6,056,069	10.96%

* Represents beneficial ownership of less than one percent.

(1) Unless otherwise indicated, the address for each beneficial owner is c/o Cabaletta Bio, Inc., 2929 Arch Street, Suite 600, Philadelphia, Pennsylvania 19104.

(2) The information reported is based on information in a Schedule 13G/A, as filed by BlackRock, Inc. with the SEC on February 5, 2025. In that filing, BlackRock, Inc. reports sole voting power with respect to 3,329,097 shares of common stock and sole dispositive power with respect to 3,397,260 shares, and lists its address as 50 Hudson Yards, New York, New York 10001.

(3) The information is based on a Schedule 13G/A filed with the SEC on November 12, 2024. Consists of 3,036,645 shares of common stock and 597,830 shares of common stock issuable upon the exercise of pre-funded warrants held by Adage Capital Partners, L.P., or ACP. Adage Capital Partners GP, L.L.C., or ACPGP, is the general partner of ACP. Adage Capital Management, L.P., or ACM, is the investment manager of ACP. Adage Capital Advisors, L.L.C., or ACA, is managing member of ACPGP. Adage Capital Partners LLC, or ACPLLC, is the general partner of ACM, with respect to the shares of voting common stock directly held by ACP. Robert Atchinson and Phillip Gross are managing members of ACA and ACPGP and are general partners of ACP. Each of ACP, ACPGP, ACA, ACM, Robert Atchinson, and Phillip Gross have shared voting and dispositive power over all of the shares. The ability of the Adage entities to exercise their pre-funded warrants is subject to a beneficial ownership limitation, which prevents the Adage entities from exercising any portion of the warrants to the extent such exercise would result in the Adage entities exceeding a certain percentage of the total number of issued and outstanding shares of our common stock following such exercise. The address for Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(4) The information reported is based on information in a Schedule 13G/A, as filed by T. Rowe Price Investment Management, Inc. (Price Investment Management) with the SEC on November 14, 2024. In that filing, T. Rowe Price Investment Management, Inc. (Price Investment Management) reports sole voting power with respect to 3,666,024 shares of common stock and sole dispositive power with respect to 3,673,724 shares, and lists its address as 101 E. Pratt Street, Baltimore, MD 21201.

(5) The information reported is based on information in a Schedule 13G/A, as filed by Prudential Financial, Inc. with the SEC on December 5, 2024. In that filing, Prudential Financial, Inc. reports shared voting and dispositive power over (i) 2,796,053 shares of our common stock, being 2,512,053 shares held through its subsidiary Jennison Associates LLC and 284,000 shares held through its subsidiary PGIM, Inc., and (ii) sole voting and dispositive power over 2,810 shares of our common stock held through its subsidiary PGIM Quantitative Solutions LLC. The address provided for Prudential Financial, Inc. is 751 Broad Street, New Jersey 07102.

(6) The information reported is based on information in a Schedule 13G, as filed by Bain Capital Life Sciences Opportunities III, LP with the SEC on August 22, 2024. In that filing, Bain Capital Life Sciences Opportunities III, LP reports shared voting power and shared dispositive power with respect to 2,760,888 shares of common stock. Bain Capital Life Sciences Investors, LLC, or BCLSI, is the manager of Bain Capital Life Sciences III General Partner, LLC, which is the general partner of Bain Capital Life Sciences Fund III, L.P., which is the sole member of Bain Capital Life Sciences Opportunities III GP, LLC, which is the general partner of Bain Capital Life Sciences Opportunities III, LP. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the securities held by Bain Capital Life Sciences Opportunities III, LP. The address of BCLSI is 200 Clarendon Street, Boston, MA 02116.

(7) The information reported is based on information in a Schedule 13G/A, as filed by The Vanguard Group with the SEC on November 12, 2024. In that filing, The Vanguard Group reports shared voting power with respect to 31,135 shares of common stock, sole dispositive power with respect to 2,500,994 shares and shared dispositive power with respect to 52,716 shares, and lists its address as 100 Vanguard Blvd., Malvern, PA 19355.

(8) Consists of (i) 986,483 shares of common stock held by Dr. Nichtberger, (ii) 363,000 shares of common stock held by the 2017 Nichtberger Family Trust, or the Trust Shares, and (iii) 1,177,867 shares of common stock underlying options exercisable within 60 days of March 7, 2025. Dr. Nichtberger may be deemed to beneficially own the Trust Shares. Dr. Nichtberger disclaims beneficial ownership of the Trust Shares and this shall not be deemed an admission that he is the beneficial owner of the Trust Shares.

(9) Consists of (i) 20,000 shares of common stock held and (ii) 583,831shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(10) Consists of 612,846 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(11) Consists of (i) 1,000 shares of common stock held and (ii) 112,428 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(12) Consists of 88,000 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(13) Consists of 112,428 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(14) Consists of (i) 143,144 shares of common stock held and (ii) 112,428 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(15) Consists of 25,667 shares of common stock underlying options exercisable within 60 days of March 7, 2025.

(16) See notes (7) through (14); also includes an aggregate of (i) 50,000 shares of common stock and (ii) 1,066,947 shares of common stock subject to options exercisable within 60 days of March 7, 2025 held by Anup Marda, our Chief Financial Officer, Michael Gerard, our General Counsel and Secretary, and Arun Das, M.D., our Chief Business Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2023 and 2024) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

May 2023 Offering

In May 2023, we issued 8,337,500 shares of our common stock at a price of $12.00 per share in connection with an underwritten public offering. Certain existing holders of five percent or more of a class of our capital stock participated in the transaction, as evidenced by the table below.

Greater than Five Percent Holder	Aggregate Common Stock Purchased	Aggregate Purchase Price
Adage Capital Partners LP	725,000	$8,700,000
Fred Alger Management Inc	400,000	$4,800,000
Cormorant Global Healthcare Master Fund LP	400,000	$4,800,000
Commodore Capital LP	400,000	$4,800,000

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•
any breach of their duty of loyalty to our company or our stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•
any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, we adopted bylaws which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into and in the future plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Related person transaction policy

Our board of directors adopted a written related person transaction policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our audit committee. This policy became effective on October 29, 2019, the date our registration statement for our initial public offering became effective. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the audit committee will review and consider:

•
the related person’s interest in the related person transaction;
•
the approximate dollar amount involved in the related person transaction;
•
the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of our business;
•
whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to us of, the related-party transaction; and
•
any other information regarding the related-party transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Dr. Nichtberger are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Dr. Nichtberger is not an independent director under these rules because he is an executive officer of the Company.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Ernst & Young, Philadelphia, PA, PCAOB Auditor ID 42.

Cabaletta incurred the following fees from Ernst & Young for the audit of the financial statements and for other services provided during the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees(1)	$646,500	$830,000
Audit-Related fees(2)	—	—
Tax fees(3)	66,950	65,000
All other fees(4)	—	—
Total fees	$713,450	$895,000

(1) Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, comfort letters and consents.

(2) Audit-related fees consist of services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred in 2024 or 2023.

(3) Tax Fees consist of fees for tax compliance, advice and tax services.

(4) There were no other fees incurred in 2024 or 2023.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2024 and 2023 fiscal years, no services were provided to us by Ernst & Young other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

All consolidated financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accounting for Accrued Clinical Trial Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial activities. The Company’s accrued clinical trial expenses are based on factors such as estimates of the work completed in accordance with agreements established with a contract research organization. As disclosed in Note 5 to the consolidated financial statements, the Company’s total accrued expenses and other current liabilities related to research and development costs were $3.5 million at December 31, 2024, which included the estimated clinical trial expenses incurred as of December 31, 2024 but not paid as of that date.

Auditing the Company’s accrued clinical trial expenses required subjective auditor judgement due to the estimation required by management in determining the services provided but not yet invoiced. Specifically, the amount of accrued clinical trial expenses recognized is sensitive to the availability of information to make the estimate, including the estimate of the period over which services will be performed, the associated cost of such services, and the level of services performed and progress in the period for which the Company has not yet received an invoice.

How We Addressed the Matter in Our Audit

To test the accrued clinical trial expenses our audit procedures included, among others, reviewing a sample of agreements with the service providers to corroborate key financial and contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual expense computations. We also evaluated management’s estimates of the progress of a sample of clinical trial activities by making inquiries of the Company’s operations personnel that oversee the clinical trials and confirming information directly with the contract research organization. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 31, 2025

CABALETTA BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$163,962	$193,238
Short-term investments	—	48,011
Prepaid expenses and other current assets	2,713	3,241
Total current assets	166,675	244,490
Property and equipment, net	2,743	2,541
Finance lease right-of-use assets	7,020	—
Operating lease right-of-use assets	6,315	4,910
Other assets	2,293	1,709
Total Assets	$185,046	$253,650
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,923	$4,547
Accrued and other current liabilities	12,188	7,887
Finance lease liabilities, current portion	5,989	—
Operating lease liabilities, current portion	3,986	3,560
Total current liabilities	27,086	15,994
Finance lease liabilities, net of current portion	3,241	—
Operating lease liabilities, net of current portion	2,384	1,458
Total Liabilities	32,711	17,452
Commitments and contingencies (see Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2024 and December 31, 2023; 50,743,101 voting shares issued and outstanding as of December 31, 2024 and 47,823,232 (46,378,937 voting and 1,444,295 non-voting) shares issued and outstanding as of December 31, 2023	1	—
Additional paid-in capital	501,435	469,396
Accumulated other comprehensive income	—	39
Accumulated deficit	(349,101)	(233,237)
Total stockholders’ equity	152,335	236,198
Total liabilities and stockholders’ equity	$185,046	$253,650

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$97,203	$55,424
General and administrative	27,938	19,236
Total operating expenses	125,141	74,660
Loss from operations	(125,141)	(74,660)
Other income:
Interest income	10,025	6,985
Interest expense	(748)	—
Net loss	$(115,864)	$(67,675)
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale investments, net of tax	(39)	86
Net comprehensive loss	$(115,903)	$(67,589)
Net loss per share of voting and non-voting common stock, basic and diluted	$(2.34)	$(1.65)

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2022	29,445,134	$—	$270,129	$(47)	$(165,562)	$104,520
Stock-based compensation	—	—	11,343	—	—	11,343
Issuance of common stock, net of issuance costs of $8,647	13,098,399	—	185,495	—	—	185,495
Issuance of common stock in connection with exercise of stock options	489,672	—	2,321	—	—	2,321
Issuance of common stock under employee stock purchase plan	16,053	—	108	—	—	108
Issuance of common stock upon exercise of pre-funded warrants	4,773,974	—	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	86	—	86
Net loss	—	—	—	—	(67,675)	(67,675)
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Stock-based compensation	—	—	19,465	—	—	19,465
Issuance of common stock, net of issuance costs of $252	1,483,070	1	10,875	—	—	10,876
Issuance of common stock in connection with exercise of stock options	210,695	—	1,430	—	—	1,430
Issuance of common stock under employee stock purchase plan	58,056	—	269	—	—	269
Issuance of common stock upon exercise of pre-funded warrants	1,168,048	—	—	—	—	—
Net unrealized losses on available-for-sale securities	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(115,864)	(115,864)
Balance—December 31, 2024	50,743,101	$1	$501,435	$—	$(349,101)	$152,335

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(115,864)	$(67,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,465	11,343
Depreciation	1,711	1,426
Amortization of finance lease	3,102	—
Non-cash operating lease expense	2,838	2,070
Accretion of operating lease liabilities	405	408
Amortization of discount on investments	(1,528)	(1,222)
Loss on foreign currency exchange rates	38	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	528	(954)
Other assets	(584)	(1,144)
Accounts payable	1,011	1,675
Accrued and other current liabilities	3,947	2,980
Lease liabilities	(3,291)	(2,456)
Net cash used in operating activities	(88,222)	(53,549)
Cash flows from investing activities:
Purchases of property and equipment	(2,211)	(687)
Purchases of investments	—	(84,264)
Proceeds from maturities of investments	49,500	62,500
Net cash provided by (used in) investing activities	47,289	(22,451)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	10,875	185,202
Proceeds from issuance of common stock in connection with the exercise of stock options	1,430	2,321
Proceeds from issuance of common stock under employee stock purchase plan	269	108
Principal payments on finance leases	(897)	—
Net cash provided by financing activities	11,677	187,631
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net (decrease) increase in cash and cash equivalents	(29,276)	111,631
Cash and cash equivalents—beginning of period	193,238	81,607
Cash and cash equivalents—end of period	$163,962	$193,238
Supplemental disclosures
Cash paid for interest	$748	$—
Property and equipment purchases included in accounts payable and accrued expenses	$404	$702
Right-of-use assets obtained in exchange for finance lease obligations	$10,963	$2,048
Right-of-use assets obtained in exchange for operating lease obligations	$4,242	$—

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The consolidated financial statements include the accounts of Cabaletta Bio and its wholly owned subsidiaries: Cabaletta Bio GmbH and Cabaletta Bio (Germany) GmbH. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. As a result, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Further, the Company is dependent on third parties for certain research and development activities, including manufacturing services (Note 6 and Note 7). Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2024, the Company has incurred an accumulated deficit of $349,101 and has a cash and cash equivalents balance of $163,962. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its current cash and cash equivalents may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company's cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and under the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds. As of December 31, 2023, the Company held available-for-sale securities, which were invested in U.S. treasury securities. These investments matured in 2024. A portion of the Company’s cash is maintained at two federally insured financial institutions, and account balances may at times exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Leases

The Company has leases related to its facilities used for offices and laboratory space, which are classified as operating leases as well as leases related to its manufacturing arrangements, which are classified as finance leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease and its classification based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments. Subsequent to the initial measurement, the Company will continue to account for:

•
the lease liability at the net present value using the incremental borrowing rate that was in effect as of the lease commencement, lease modification, or transition date, and;

•
the finance lease and operating lease expense on a straight line basis.

Leases with terms of 12 months or less are considered short-term leases and right-of-use assets and lease obligations are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component for real-estate leases and embedded manufacturing arrangements.

ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the guidance in ASC 842-10-55-2 to assist in determining lease classification across its leases.

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

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include preclinical studies, contract manufacturing activities and clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and in accordance with agreements established with service providers and includes these costs in accrued and other current liabilities in the accompanying balance sheets and within research and development expense in the accompanying statements of operations. Non-refundable advance payments made for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are received or the related services are rendered. The Company makes significant judgments and estimates in determining the accrued liabilities and prepaid expenses in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities and prepaid expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base, as well as for net operating loss carryforwards and research and development credits, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities because the Company had both voting and non-voting common stock outstanding in 2023 and for a portion of 2024. The rights, including the liquidation and dividend rights, of the holders of the voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the amended and restated certificate of incorporation. As of December 31, 2024, no shares of non-voting common stock remain outstanding.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted average number of shares of common stock, including any pre-funded warrants to purchase shares of common stock that may be outstanding. The undistributed loss for each year is allocated to common stockholders based on the contractual participation rights of the voting and non-voting common stock as if the losses for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed losses are allocated on a proportionate basis. Diluted net loss per share attributable to common stockholders is computed under the if-converted method and assumes that all non-voting common stock has been converted to common stock. Since the Company was in a loss position for all periods presented, the effects of the other potentially dilutive securities are antidilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (CEO). The Company has determined it operates in a single operating segment and has one reportable segment. Refer to Note 8 – Segment Reporting for further information related to our segment.

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

Emerging Growth Company Status

Prior to December 31, 2024, the Company was an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company no longer qualifies as an EGC, including using the extended transition period for complying with new or revised accounting standards. As of December 31, 2024, the Company ceased to qualify as an EGC.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the consolidated financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements. Refer to Note 8 – Segment Reporting for further information related to our segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 requires enhanced disclosures about components of expense captions on the face of the income statement. This standard will be effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. ASU 2024-03 applies on a prospective basis for periods beginning after the effective date. However, retrospective application to any or all prior periods presented is permitted. The Company is currently planning to adopt this guidance when effective and is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

There have been no other new accounting pronouncements or changes to accounting pronouncements that, if adopted, would have or may have a material impact on the Company’s consolidated statements or disclosures.

3. Fair Value Measurements

As of December 31, 2024 and 2023, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$162,634	$162,634	$—	$—
Short-term investments:
U.S. Treasury securities	—	—	—	—
Total	$162,634	$162,634	$—	$—

	December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$180,124	$180,124	$—	$—
U.S. Treasury securities - original maturity less than three months	12,371	—	12,371	—
Short-term investments:
U.S. Treasury securities	48,011	—	48,011	—
Total	$240,506	$180,124	$60,382	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2024:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$743	$—	$—	$743
Money market funds	180,124	—	—	180,124
U.S. Treasury securities - original maturity less than three months	12,367	4	—	12,371
Included in cash and cash equivalents	193,234	4	—	193,238
U.S. Treasury securities - due in one year or less
Included in short-term investments	47,976	39	(4)	48,011
Total	$241,210	$43	$(4)	$241,249

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2024	2023
Laboratory equipment	$7,663	$5,893
Furniture and fixtures	277	277
Computer equipment	196	53
Leasehold improvements	113	113
Total property, plant and equipment	8,249	6,336
Less: accumulated depreciation	(5,506)	(3,795)
Property, plant and equipment, net	$2,743	$2,541

Depreciation expense was $1,711 and $1,426 for the years ended December 31, 2024 and 2023, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2024	2023
Research and development services	$3,491	$2,459
General and administrative services	342	188
Compensation expense	8,315	5,200
Other	40	40
	$12,188	$7,887

6. Collaborations, Licensing Agreements and other Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with Penn, as amended and restated in July 2019 to include the Children’s Hospital of Philadelphia (CHOP) as a party, and as amended in May 2020 and October 2021 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases. Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the License Agreement at any time for convenience upon 60 days' written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days' written notice. Under the terms of the License Agreement, the Company was obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne. This was satisfied through completed sponsored research agreements with a total cost of $12,560. During the term of the License Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In May 2020, the Company paid Penn an additional, non-refundable, non-creditable license fee of $33 under the amended License Agreement.

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2024.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $3,250 and $3,786 for the years ended December 31, 2024 and 2023, respectively. The Company is committed to pay up to $3,000 under the CARTA Services Agreement for cell processing manufacturing through December 31, 2025. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Association’s clearance of the rese-cel Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. A milestone payment of $1,500 was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Under the terms of the agreement, the Company was required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for a total cost incurred of $1,100. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500, and in August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, of which approximately $3,500 and $1,500 were recognized as research and development expense for the years ended December 31, 2024 and 2023, respectively. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024, the Company and Oxford entered into a work order with a cost of approximately $9,000 for certain process characterization activities as part of commercial readiness activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

Option and License Agreement with Autolus

In January 2023, the Company entered into an Option and License Agreement (Autolus Agreement) with Autolus Holdings (UK) Limited (Autolus), wherein the Autolus Agreement granted the Company a non-exclusive license to access Autolus' RQR8 technology in its CD19-CAR T cell therapy program, and subject to additional nominal option exercise fees, up to four additional targets. In January 2025, the Company and Autolus agreed to novate the Autolus Agreement with both Autolus and Autolus Limited jointly assuming the rights, obligations and liabilities of Autolus, under the Autolus Agreement. Under the terms of the Autolus Agreement, the Company was required to pay Autolus an upfront license fee of $1,200 that was recognized as expense in the first quarter of 2023 in the accompanying statements of operations, of which $1,100 was paid in 2023 and $100 was paid in January 2024. Autolus is also eligible to receive regulatory milestones of up to $12,000 for each licensed target, sales milestones of up to a total of $15,000 and royalties in the low single digits on net sales of all products that incorporate the RQR8 technology. The Autolus Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the Autolus Agreement, unless earlier terminated. The Company can terminate the Autolus Agreement at will upon advance written notice. Each of the Company and Autolus may terminate the Agreement for a material, uncured breach or insolvency of the other party.

7. Commitments and Contingencies

Manufacturing Agreements

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (WuXi Agreement) with WuXi Advanced Therapies, Inc. (WuXi) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The WuXi Agreement is scheduled to expire upon completion of WuXi's services related to MuSK-CAART and rese-cel. In August 2023, and as extended in August 2024, the Company entered into an agreement with WuXi to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, WuXi converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In August 2024, the Company sent a notice to WuXi to extend the initial term of the WuXi Agreement by 18 months through August 2026. In addition, the Company agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1,500 termination fee under the terms of the WuXi Agreement, the Company would incur up to a $1,080 termination fee if it terminates both the rese-cel and MuSK-CAART work orders for any reason. The Company may terminate for convenience the WuXi Agreement or any work order with six months' prior written notice. However, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. WuXi may terminate for convenience the WuXi Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

In December 2024, the Company entered into a Development and Manufacturing Services Agreement (the Lonza Agreement) with Lonza Houston Inc. (Lonza) to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. Under the initial work order, Lonza will perform cell therapy manufacturing activities for Cabaletta’s CAR-T cell therapy product rese-cel for a term of 12 months and total cost of approximately $16,000 with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2024, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

8. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is the CEO. The Company has determined that it has one operating and reportable segment. The segment consists of the development of clinical and preclinical product candidates for the discovery and development of innovative engineered T cell therapies and related administrative activities. The

CODM assesses performance and allocates resources based on the Company’s consolidated statement of operations, which is reported on the income statement as consolidated net loss and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on the consolidated balance sheet to assess liquidity and funding capacity. The majority of the Company's assets are located in the United States.

The Company’s CODM views specific categories within expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. Significant segment expenses, as provided to the CODM, are presented below. For additional information on the year over year change of segment expenses refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development expenses:
Personnel	$39,239	$22,375
Clinical trials	22,286	8,302
Development services	16,417	12,486
Manufacturing of preclinical and clinical supplies	15,523	8,498
License of intellectual property	1,523	2,383
Other research and development costs (1)	2,215	1,380
General and administration expenses	27,938	19,236
Interest income	(10,025)	(6,985)
Interest expense	748	—
Net loss	$115,864	$67,675

(1) Other research and development costs includes costs associated with information technology, travel, medical and scientific symposiums and conferences.

9. Leases

The Company leases office and laboratory space in addition to a manufacturing agreement which has been determined to contain an embedded lease.

Operating lease commitments

The Company leases office and laboratory space which include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability. In 2024, the Company extended the terms of its lab and office operating leases and leased additional lab space resulting in an increase in the right-of-use asset and lease liability of $4,242.

Finance lease commitments - Embedded leases

As described further in Note 7, in August 2023, the Company entered into new work orders under the WuXi Agreement for WuXi to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of rese-cel. WuXi converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023. In 2024, the Company remeasured the lease due to resolution of the contingency related to variable costs and an amendment to the 2023 work order to extend the term of the agreement for an additional 18 months through August

2026 resulting in an increase in the right-of-use asset and lease liability of $10,963. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and up to a $1,080 termination fee if both the rese-cel and MuSK-CAART work orders are terminated.

As described further in Note 7, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of our manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for our CAR-T cell therapy product rese-cel for a term of 12 months and total cost of approximately $16,000 with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement is currently being evaluated for lease accounting under ASC 842. No right-of-use asset or liability was recognized as of December 31, 2024, as lease commencement begins in fiscal year 2025.

Summary of lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the years ended December 31, 2024 and 2023.

	For the year ended December 31,
	2024	2023
Finance leases
Interest expense	$748	$—
Amortization expense	3,102	—
Total fixed finance lease cost	$3,850	$—
Variable lease cost	930	—
Total finance lease cost	$4,780	$—
Operating leases
Fixed lease cost	$3,247	$2,477
Total fixed operating lease cost	$3,247	$2,477
Variable lease cost	296	65
Short-term lease cost	750	717
Total operating lease cost	$4,293	$3,259

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,291	$2,456
Operating cash flows used for finance leases	748	—
Financing cash flows for finance leases	897	—
Other information
Weighted average remaining lease term - finance leases (in years)	1.7	—
Weighted average discount rate - finance leases	11.5%	—
Weighted average remaining lease term - operating leases (in years)	1.7	1.5
Weighted average discount rate - operating leases	11.0%	9.5%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable operating and finance leases as of December 31, 2024 are as follows:

	Finance Leases	Operating Leases
2025	$6,328	$4,227
2026	3,792	2,769
Total undiscounted lease payments	10,120	6,996
Less imputed interest	(890)	(626)
Total lease liability	$9,230	$6,370

10. Common Stock

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

December 2022 Financing

In December 2022, the Company issued 126,815 shares of its common stock at a price of $5.52 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase 6,213,776 shares of common stock at a price of $5.51999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.00001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $32,562 after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2024, 6,213,775 pre-funded warrants had been exercised and no warrants remain outstanding.

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

At-the-Market Offering

On March 21, 2024, the Company filed an automatic shelf registration statement (S-3ASR) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. This S-3ASR became effective immediately. We intend to convert the S-3ASR to S-3 by post-effective amendments in connection with the filing of this Annual Report.

The Company has a Sales Agreement with Cowen and Company, LLC (Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (2024 ATM Program) pursuant to its S-3ASR, and subject to the limitations thereof. In December 2024, the Company sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5,129, after deducting commissions of $105.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2025, the total number of shares under the 2019 Plan was increased by 2,029,724 shares pursuant to the 2019 Plan Evergreen Provision. As of December 31, 2024, there were 1,379,305 shares remaining available for issuance under the 2019 Plan.

A summary of the stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	8,141,035	$8.28	7.6	$117,384
Granted	3,476,700	16.13
Exercised	(210,695)	6.79		2,889
Forfeited/Cancelled	(175,892)	15.04
Outstanding as of December 31, 2024	11,231,148	$10.63	7.4	$989
Options Exercisable at December 31, 2024	5,642,705	$7.92	6.1	$966

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the year ended December 31, 2024 and 2023 was $13.44 and $9.51, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.43%—4.60%	3.38%—4.68%
Expected term	5.5 years—6.2 years	5.5 years—6.1 years
Expected volatility	106%—111%	105%—107%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Year Ended December 31,
	2024	2023
Research and development	$10,163	$5,520
General and administrative	9,302	5,823
Total	$19,465	$11,343

As of December 31, 2024, there was $51,239 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.8 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of December 31, 2024, there were 314,259 shares remaining available for issuance under the 2019 ESPP.

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

11. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	7.7	7.6
Research and development credit, net	5.3	6.4
Non-deductible items and other	(1.1)	(0.5)
Change in state and local tax rate	—	(0.7)
Change in valuation allowance	(32.9)	(33.8)
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$44,369	$34,534
Capitalized research and development costs	36,646	19,830
Research and development tax credits	16,296	10,192
Stock-based compensation deductions	9,919	6,066
License fee deductions	221	240
Operating lease liabilities	4,607	1,482
Accrued expenses	2,603	1,665
Gross deferred tax assets	114,661	74,009
Less: valuation allowance	(110,723)	(72,560)
Total deferred tax assets	3,938	1,449
Deferred tax liabilities:
Operating lease right-of-use assets	(3,938)	(1,449)
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $38,163 for the year ended December 31, 2024 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2024. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2024, the Company had federal, state and local net operating loss carryforwards of $157,448, $181,362 and $88,701, respectively; $157,198 of the federal net operating losses do not expire, and the remaining $250 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses begin to expire in 2042. As of December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $15,684 and $612, respectively, which begin to expire in 2038 and 2036, respectively. Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the IRC), these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the IRC.

The Company files income tax returns in the U.S. federal jurisdiction as well as in Pennsylvania and Philadelphia. The tax years 2023, 2022 and 2021 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

12. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. For the year ended December 31, 2023, the Company had voting and non-voting common stock outstanding. In May 2024, 1,444,295 shares of non-voting common stock was converted to voting common stock and as of December 31, 2024, no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period.

The weighted average shares of common stock outstanding as of December 31, 2023 included outstanding pre-funded warrants to purchase up to an aggregate of 1,168,054 shares of common stock. No pre-funded warrants remain outstanding as of December 31, 2024.

Diluted net loss per share is calculated using the if-converted method, which assumes conversion of all non-voting common stock to voting common stock.

	Year ended December 31, 2024
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(114,728)	$(1,136)

Denominator
Weighted average number of shares used in basic per share computation	49,038,726	485,378
Net loss per share, basic	$(2.34)	$(2.34)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(114,728)	$(1,136)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,136)	—
Allocation of undistributed losses	$(115,864)	$(1,136)

Denominator
Weighted average number of shares used in basic per share computation	49,038,726	485,378
Add: conversion of non-voting to voting common shares outstanding	485,378	—
Weighted average number of shares used in diluted per share computation	49,524,104	485,378
Net loss per share, diluted	$(2.34)	$(2.34)

	Year ended December 31, 2023
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(64,776)	$(2,899)

Denominator
Weighted average number of shares used in basic per share computation	39,192,445	1,753,505
Net loss per share, basic	$(1.65)	$(1.65)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(64,776)	$(2,899)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(2,899)	—
Allocation of undistributed losses	$(67,675)	$(2,899)

Denominator
Weighted average number of shares used in basic per share computation	39,192,445	1,753,505
Add: conversion of non-voting to voting common shares outstanding	1,753,505	—
Weighted average number of shares used in diluted per share computation	40,945,950	1,753,505
Net loss per share, diluted	$(1.65)	$(1.65)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2024	2023
Stock options to purchase common stock	11,231,148	8,141,035
	11,231,148	8,141,035

13. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $894 and $521 for the years ended December 31, 2024 and 2023, respectively, and have been recorded in the statements of operations.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234017) filed on October 16, 2019)

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 21, 2024)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-39103) filed with the SEC on December 12, 2022

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

10.13#

Employment Agreement between the Registrant and Steven Nichtberger (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

10.14#	Employment Agreement between the Registrant and Anup Marda (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2019)

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

10.17*	Fourth Amended and Restated Non-Employee Director Compensation Policy

10.18+

First Amendment, dated May 27, 2020, to the Amended and Restated License Agreement, dated July 23, 2019, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39103) filed on May 28, 2020)

10.19+

Amendment to CAROT Master Services Addendum to Master Translational Research Services Agreement, dated as of May 18, 2020 between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 6, 2020)

10.20+

Second Amendment, dated October 19, 2021, to the First Amended and Restated License Agreement, dated May 27, 2020, among the Registrant, the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 1, 2021)

10.21

First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.22#	Form of Employment Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.23+

Option Agreement, dated December 23, 2021, by and between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.24+

Licence and Supply Agreement, dated December 30, 2021, by and between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.25+

First Amendment to the Licence and Supply Agreement, dated as of May 2, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 10, 2023)

10.26+

Second Amendment to the Licence and Supply Agreement, dated as of August 18, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 9, 2023)

10.27+

Exclusive License Agreement, dated October 7, 2022, by and between the Registrant and Nanjing IASO Biotherapeutics Co., LTD.(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2022)

10.28+

Development, Manufacturing, and Testing Services Agreement, dated January 11, 2021, between the Registrant and WuXi Advanced Therapies Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 16, 2023)

10.29+

Master Translational Research Services Agreement, dated as of February 9, 2023, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 11, 2023)

10.30+

Third Amendment to the Licence and Supply Agreement, dated as of February 21, 2024, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 15, 2024)

10.31+

Fourth Amendment to the Licence and Supply Agreement, dated as of June 24, 2024, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 8, 2024)

10.32+

Services Agreement, dated as of February 1, 2019, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.33+

Amendment to the Services Agreement, dated as of December 1, 2021, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.34+

Amendment to the Services Agreement, dated as of September 30, 2024, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.35+

Second Amendment, dated September 24, 2024, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P., as amended. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7	Cabaletta Bio, Inc.'s Compensation Recovery Policy (incorporated by reference to Exhibit 99.7 to the Registrant's Annual Report on Form 10-K (File No. 001-39103) filed on March 21, 2024)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: March 31, 2025	By:	/s/ Steven Nichtberger
Steven Nichtberger, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 31, 2025
Steven Nichtberger, M.D.	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 31, 2025
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 31, 2025
Catherine Bollard, M.D.

/s/ Scott Brun	Director	March 31, 2025
Scott Brun, M.D.

/s/ Richard Henriques	Director	March 31, 2025
Richard Henriques

/s/ Mark Simon	Director	March 31, 2025
Mark Simon

/s/ Shawn Tomasello	Director	March 31, 2025
Shawn Tomasello