Form 10-Q
period 2025-03-31
Cabaletta Bio, Inc.
filed 2025-05-15
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 50,743,101 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, and/or Minaris Advanced TherapiesTM, LLC, or Minaris Advanced Therapies (f/k/a WuXi Advanced Therapies, Inc), for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if Penn's or Minaris Advanced Therapies' manufacturing capacity is reduced or otherwise delayed or limited, including due to legislative action, or if we, Penn, Minaris Advanced Therapies or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
the potential benefits and success of our arrangements with Penn, the Children’s Hospital of Philadelphia, or CHOP, and Minaris Advanced Therapies;
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
•
the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to any preclinical studies or research and development efforts, ongoing clinical trials and future clinical trials; and
•
our ability to attract and retain key scientific or management personnel.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$131,830	$163,962
Prepaid expenses and other current assets	2,766	2,713
Total current assets	134,596	166,675
Property and equipment, net	2,638	2,743
Finance lease right-of-use assets	20,104	7,020
Operating lease right-of-use assets	5,434	6,315
Other assets	2,369	2,293
Total Assets	$165,141	$185,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,492	$4,923
Accrued and other current liabilities	8,303	12,188
Finance lease liabilities, current portion	15,208	5,989
Operating lease liabilities, current portion	3,986	3,986
Total current liabilities	33,989	27,086
Finance lease liabilities, net of current portion	8,105	3,241
Operating lease liabilities, net of current portion	1,494	2,384
Total Liabilities	43,588	32,711
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Voting and non-voting common stock, $0.00001 par value: 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2025 and December 31, 2024; 50,743,101 voting shares issued and outstanding as of March 31, 2025 and December 31, 2024.	1	1
Additional paid-in capital	506,596	501,435
Accumulated deficit	(385,044)	(349,101)
Total stockholders’ equity	121,553	152,335
Total liabilities and stockholders’ equity	$165,141	$185,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$29,018	$21,954
General and administrative	8,118	6,077
Total operating expenses	37,136	28,031
Loss from operations	(37,136)	(28,031)
Other income:
Interest income	1,487	2,984
Interest expense	(294)	—
Net loss	$(35,943)	$(25,047)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax	—	(77)
Net comprehensive loss	$(35,943)	$(25,124)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.71)	$(0.51)

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2024	50,743,101	$1	$501,435	$(349,101)	$152,335
Stock-based compensation	—	—	5,161	—	5,161
Net loss	—	—	—	(35,943)	(35,943)
Balance—March 31, 2025	50,743,101	$1	$506,596	$(385,044)	$121,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,943)	$(25,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,161	3,791
Depreciation	485	393
Non-cash finance lease expense	1,465	—
Non-cash operating lease expense	881	1,428
Accretion of operating lease liabilities	167	194
Amortization of discount on investments	—	(617)
Loss on foreign currency exchange rates	29	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53)	(394)
Other assets	(76)	(659)
Accounts payable	1,591	1,655
Accrued and other current liabilities	(3,538)	(3,480)
Lease liabilities	(1,057)	(1,252)
Accrued interest payable under finance lease	86	—
Net cash used in operating activities	(30,802)	(23,988)
Cash flows from investing activities:
Purchases of property and equipment	(785)	(812)
Net cash used in investing activities	(785)	(812)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	5,746
Proceeds from issuance of common stock in connection with the exercise of stock options	—	1,109
Principal payments on finance leases	(552)	—
Net cash provided by (used in) financing activities	(552)	6,855
Effect of exchange rate changes on cash and cash equivalents	7	—
Net decrease in cash and cash equivalents	(32,132)	(17,945)
Cash and cash equivalents—beginning of period	163,962	193,238
Cash and cash equivalents—end of period	$131,830	$175,293
Supplemental disclosures
Cash paid for interest	$208	$—
Property and equipment purchases included in accounts payable and accrued expenses	$—	$662
Right-of-use assets obtained in exchange for finance lease obligations	$14,930	$—
Right-of-use assets obtained in exchange for operating lease obligations	$—	$4,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The unaudited condensed consolidated financial statements include the accounts of Cabaletta Bio and its wholly owned subsidiaries: Cabaletta Bio GmbH and Cabaletta Bio (Germany) GmbH. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2025, the Company has incurred an accumulated deficit of $385,044 and has a cash and cash equivalents balance of $131,830. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its current cash and cash equivalents may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company's cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025 (2024 Annual Report).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds. A portion of the Company’s cash is maintained at two federally insured financial institutions, and account balances may at times exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2024 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$130,151	$130,151	$—	$—
Total	$130,151	$130,151	$—	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$162,634	$162,634	$—	$—
Total	$162,634	$162,634	$—	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Manufacturing and other research and development services	$2,057	$3,491
Clinical trial research and development services	2,466	—
General and administrative services	407	342
Compensation expense	3,323	8,315
Other	50	40
	$8,303	$12,188

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2025.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $1,042 and $713 for the three months ended March 31, 2025 and 2024, respectively. The Company is committed to pay up to a remaining $2,250 under the CARTA Services Agreement for cell processing manufacturing through December 31, 2025. The Company may incur additional expenses up to $643 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024 and March 2025, the Company and Oxford entered into work orders with a cost of approximately $11,000 for certain process characterization activities as part of commercial readiness activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

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

6. Commitments and Contingencies

Manufacturing Agreements

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (Minaris Advanced Therapies Agreement) with Minaris Advanced TherapiesTM, LLC, or Minaris Advanced Therapies (f/k/a WuXi Advanced Therapies, Inc.) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Minaris Advanced Therapies Agreement is scheduled to expire upon completion of Minaris Advanced Therapies' services related to MuSK-CAART and rese-cel. In August 2023, and as extended in August 2024, the Company entered into an agreement with Minaris Advanced Therapies to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris Advanced Therapies converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In August 2024, the Company sent a notice to Minaris Advanced Therapies to extend the initial term of the Minaris Advanced Therapies Agreement by 18 months through August 2026. In addition, the Company agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1,500 termination fee under the terms of the Minaris Advanced Therapies Agreement, the Company would incur up to a $1,080 termination fee if it terminates both the rese-cel and MuSK-CAART work orders for any reason. The Company may terminate for convenience the Minaris Advanced Therapies Agreement or any work order with six months' prior written notice. However, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris Advanced Therapies may terminate for convenience the Minaris Advanced Therapies Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

In December 2024, the Company entered into a Development and Manufacturing Services Agreement (the Lonza Agreement) with Lonza Houston Inc. (Lonza) to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. Under the initial work order, Lonza will perform cell therapy manufacturing activities for Cabaletta’s CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2025, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

7. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is the Chief Executive Officer (CEO). The Company has determined it operates in a single operating segment and has one reportable segment. The segment consists of the development of clinical and preclinical product candidates for the discovery and development of innovative engineered T cell therapies and related administrative activities. The CODM assesses performance and allocates resources based on the Company’s consolidated statement of operations, which is reported on the income statement as consolidated net loss and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on the consolidated balance sheet to assess liquidity and funding capacity. The majority of the Company's assets are located in the United States.

The Company’s CODM views specific categories within expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. Significant segment expenses, as provided to the CODM, are presented below. For additional information on the year over year change of segment expenses refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three months ended March 31,
	2025	2024
	(in thousands)
Research and development expenses:
Personnel	$11,365	$7,763
Clinical trials	8,511	4,421
Development services	3,567	4,347
Manufacturing of preclinical and clinical supplies	5,032	3,543
License of intellectual property	—	1,511
Other research and development costs (1)	543	369
General and administration expenses	8,118	6,077
Interest income	(1,487)	(2,984)
Interest expense	294	—
Net loss	$35,943	$25,047

(1) Other research and development costs includes costs associated with information technology, travel, medical and scientific symposiums and conferences.

8. Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease and assesses its classification based on the unique facts and circumstances present in the arrangement. The Company leases office and laboratory space and has two manufacturing agreements that have been determined to include embedded leases.

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

Finance lease commitments - Embedded leases

As described further in Note 6, in August 2023, the Company entered into new work orders under the Minaris Advanced Therapies Agreement for Minaris Advanced Therapies to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of rese-cel. Minaris Advanced Therapies converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023. In 2024, the Company remeasured the lease following the resolution of the contingency related to variable costs and an amendment to the 2023 work order, which extended the term of the agreement by an additional 18 months through August 2026. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and up to a $1,080 termination fee if both the rese-cel and MuSK-CAART work orders are terminated.

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 15 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025, resulting in the recognition of a right-of-use asset and lease liability of $14,930.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,057	$1,252
Operating cash flows used for finance leases	208	—
Financing cash flows used for finance leases	552	—
Other information
Weighted average remaining lease term - finance leases (in years)	1.5	—
Weighted average discount rate - finance leases	11.0%	—
Weighted average remaining lease term - operating leases (in years)	1.4	1.1
Weighted average discount rate - operating leases	11.0%	10.5%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of March 31, 2025 are as follows:

	Finance Leases	Operating Leases
2025	$11,425	$3,170
2026	14,019	2,769
Total undiscounted lease payments	25,444	5,939
Less imputed interest	(2,131)	(459)
Total lease liability	$23,313	$5,480

9. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation filed in October 2019, the Company is authorized to issue 143,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. Holders of voting common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action. Each share of the Company’s non-voting common stock may be converted at any time into one share of common stock at the option of its holder by providing 61 days written notice to the Company, subject to certain limitations, as described in the amended and restated certificate of incorporation. In May 2024, 1,444,295 shares of non-voting common stock was converted to voting common stock and no shares of non-voting common stock remain outstanding as of March 31, 2025.

At-the-Market Offering

On March 31, 2025, the Company converted the S-3ASR to an S-3 (File No. 333-278126) by post-effective amendments. This S-3 was declared effective on March 31, 2025. The Company has a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (2024 ATM Program) pursuant to its S-3, and subject to the limitations thereof. In December 2024, the Company sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5,129, after deducting commissions of $105.

The Company previously had a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings (2023 ATM Program) pursuant to its shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023. During the year ended December 31, 2023, the Company sold 4,760,899 shares pursuant to the 2023 ATM Program for net proceeds of $91,740, after deducting commissions of $2,352. In the first quarter of 2024, the Company sold 258,070 additional shares, completing the 2023 ATM Program for net proceeds of $5,746, after deducting commissions of $147.

2018 Stock Option and Grant Plan

In September 2018, the Company adopted the 2018 Stock Option and Grant Plan (the 2018 Plan), which provided for the Company to sell or issue common stock, or other stock-based awards, to employees, members of the board of directors and consultants of the Company. The Company generally granted stock-based awards with service conditions only (service-based awards), although there was one grant with performance conditions. As of December 31, 2020, there were no unvested options with performance conditions. Stock options granted under the 2018 Plan generally vest over three to four years. A total of 1,959,411 options were granted under the 2018 Plan prior to the Company’s IPO in October 2019. No further grants may be made under the 2018 Plan subsequent to the IPO.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2025, the total number of shares under the 2019 Plan was increased by 2,029,724; shares pursuant to the 2019 Plan Evergreen Provision. As of March 31, 2025, there were 573,972 shares remaining available for issuance under the 2019 Plan.

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	11,231,148	$10.63	7.4	$989
Granted	2,869,050	1.70
Forfeited/Cancelled	(33,993)	15.18
Outstanding as of March 31, 2025	14,066,205	$8.80	7.7	$270
Options Exercisable at March 31, 2025	6,448,912	$9.06	6.1	$267

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $1.45 and $19.72, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three months ended March 31,
	2025	2024
Risk-free interest rate	3.98%—4.46%	3.78%—4.28%
Expected term	6.1 years	6.1 years
Expected volatility	112%	106%
Expected dividend yield	0%	0%

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

Expected volatility—Expected volatility is estimated using the Company's stock price since its IPO in October 2019 and comparable publicly traded biotechnology companies for any period prior to the IPO needed to equal the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until historical information regarding the volatility of its own stock price becomes available to equal the expected term of stock-based awards.

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three months ended March 31,
	2025	2024
Research and development	$2,666	$1,960
General and administrative	2,495	1,831
Total	$5,161	$3,791

As of March 31, 2025, there was $49,872 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.7 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of March 31, 2025, there were 314,259 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2025 and December 31, 2024.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period.

The weighted average shares of common stock outstanding as of March 31, 2024 included outstanding pre-funded warrants to purchase up to an aggregate of 1,168,054 shares of common stock. No pre-funded warrants remain outstanding as of March 31, 2025. Diluted net loss per share is calculated using the if-converted method as of March 31, 2024, which assumes conversion of all non-voting common stock to voting common stock.

Three months ended
March 31, 2025
Voting common stock
Basic and diluted net loss per share:
Net loss	$(35,943)
Weighted average number of shares outstanding	50,743,101
Net loss per share, basic and diluted	$(0.71)

	Three months ended
	March 31, 2024
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(24,313)	$(734)

Denominator
Weighted average number of shares used in basic per share computation	47,858,608	1,444,295
Net loss per share, basic	$(0.51)	$(0.51)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(24,313)	$(734)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(734)	—
Allocation of undistributed losses	$(25,047)	$(734)

Denominator
Weighted average number of shares used in basic per share computation	47,858,608	1,444,295
Add: conversion of non-voting to voting common shares outstanding	1,444,295	—
Weighted average number of shares used in diluted per share computation	49,302,903	1,444,295
Net loss per share, diluted	$(0.51)	$(0.51)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2025	2024
Stock options to purchase common stock	14,066,205	9,831,422
	14,066,205	9,831,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors” and our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

In May 2023, the FDA granted clearance of our rese-cel IND application for treatment of idiopathic inflammatory myopathies, or IIM, or myositis. Myositis refers to a group of autoimmune diseases characterized by inflammation and muscle weakness. The three myositis subtypes being evaluated in the RESET-MyositisTM Phase 1/2 clinical trial of rese-cel affect approximately 70,000 patients in the U.S. and approximately 85,000 patients in Europe and typically affect middle-aged individuals, particularly women. The RESET-MyositisTM clinical trial, which is actively enrolling patients, is designed to treat six patients with dermatomyositis, or DM, six patients with anti-synthetase syndrome, or ASyS, and six patients with immune-mediated necrotizing myopathy, or IMNM, all in separate parallel cohorts. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis to improve disease activity and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. The trial is open for enrollment across multiple sites in the United States and one site in the United Kingdom.

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

Following a Type C meeting with the FDA and receipt of meeting minutes in April 2025, we are planning to implement the following design for two single-arm, disease-specific registrational cohorts in the ongoing RESET-MyositisTM trial, either of which, if successful, enable a future Biologics License Application, or BLA, submission for rese-cel in myositis. One cohort will evaluate approximately 15 patients with either DM or ASyS and one cohort will evaluate approximately 15 patients with IMNM. Inclusion and exclusion criteria will remain highly similar to the Phase 1/2 cohorts. While a BLA for either cohort can be submitted independently, we believe that together, these two cohorts have the potential to support a broad label to address many of the approximately 80,000 myositis patients in the U.S., including those with or without a history of IVIg use. The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1 x 106 cells/kg as used in the Phase 1/2 myositis cohorts. The primary endpoint for the registrational cohorts is based on the total improvement score to evaluate patient outcomes within 26 weeks of rese-cel infusion. The FDA supported the use of pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis specific safety data for the BLA submission in myositis. In the recent Type C meeting, we aligned with the FDA on the size of the required safety database, which is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose, over 40% of which have already been enrolled across the RESETTM clinical development program.

The FDA also granted Regenerative Medicine Advanced Therapy, or RMAT, designation to rese-cel for the treatment of myositis. The advantages of RMAT designation include all the benefits of Fast Track and Breakthrough Therapy Designation programs, including potential for expedited review of the BLA submission, and provide opportunities for more frequent interactions with the FDA with the goal of facilitating drug development. New clinical data from each of the RESET-MyositisTM, RESET-SLETM and RESET-SScTM trials will be presented in three oral presentations at the upcoming EULAR 2025 Congress from June 11-14, 2025, in Barcelona, Spain.

As of May 9, 2025, multiple Phase 1/2 disease cohorts are fully enrolled across the RESET™ clinical development program with 44 patients enrolled and 23 patients dosed.

Our manufacturing strategy is comprised of two stages. The initial stage is designed to leverage the extensive early-stage manufacturing expertise of our academic partners and contract development and manufacturing organizations, or CDMOs, for rapid early development and clinical supply, and in parallel partner with commercially compliant CDMOs capable of supporting late-stage clinical studies and commercial production. Our aim is to achieve full manufacturing readiness through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). We are leveraging the expertise in cell and vector manufacturing of our partners at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn. For supply of lentiviral vector for the late-stage clinical and commercial manufacturing of rese-cel, we are working with Oxford Biomedica (UK) Limited, or Oxford. We have also collaborated with Minaris Advanced TherapiesTM, LLC, or Minaris Advanced Therapies (f/k/a WuXi Advanced Therapies, Inc), to serve as an additional and commercially compliant cell manufacturing partner for our MusCAARTesTM and RESETTM clinical trials to meet planned capacity and international supply requirements. In July 2024, we entered into a new technology transfer agreement with Lonza Houston Inc., or Lonza, another commercially compliant CDMO, to execute a technology transfer of our expected commercial manufacturing process for rese-cel. In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. This improved process is nearly fully closed, semi-automated, and more easily scaled than the current process. Transfer of this updated process will be performed from Cabaletta to Lonza in anticipation of being able to supply rese-cel drug product for any of Cabaletta’s ongoing and planned RESETTM clinical trials. We plan to secure commercial, scalable manufacturing capabilities through multiple potential strategies, including expanding existing or establishing new CDMO relationships, leasing, building, qualifying and operating our own manufacturing facility, and/or establishing a strategic partnership to rapidly and reliably scale manufacturing by leveraging the partner’s manufacturing expertise. We believe this later stage will enable control of product development and commercial supply for products arising from our CABA™ platform, enabling us to achieve continuous improvement of our product candidates. Multiple members of our team have previously built and led organizations that have constructed and commissioned cell therapy facilities, which we believe will enable us to build our own manufacturing organizations and facilities, if desirable.

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

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of March 31, 2025, we had $131.8 million in cash and cash equivalents.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024 and March 2025, we and Oxford entered into work orders for certain process characterization activities as part of commercial readiness activities. We can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

Minaris Advanced Therapies Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the Minaris Advanced Therapies Agreement, with Minaris Advanced Therapies to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Minaris Advanced Therapies Agreement is scheduled to expire upon completion of Minaris Advanced Therapies' services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into an agreement with Minaris Advanced Therapies to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris Advanced Therapies converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In August 2024, we notified Minaris Advanced Therapies that we would extend the initial term by 18 months through August 2026. In addition, we agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1.5 million termination fee under the terms of the Minaris Advanced Therapies Agreement, we would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the Minaris Advanced Therapies Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris Advanced Therapies may terminate the Minaris Advanced Therapies Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

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

Results of Operations for the three months ended March 31, 2025 and 2024

The following sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$29,018	$21,954	$7,064
General and administrative	8,118	6,077	2,041
Total operating expenses	37,136	28,031	9,105
Loss from operations	(37,136)	(28,031)	(9,105)
Other income:
Interest income	1,487	2,984	(1,497)
Interest expense	(294)	—	(294)
Net loss	$(35,943)	$(25,047)	$(10,896)

Research and Development

Research and development expenses were $29.0 million for the three months ended March 31, 2025 compared to $22.0 million for the three months ended March 31, 2024. The table below summarizes our research and development expenses:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
License of intellectual property	$—	$1,511	$(1,511)
Manufacturing of preclinical and clinical supplies	5,032	3,543	1,489
Clinical trials	8,511	4,421	4,090
Personnel	11,365	7,763	3,602
Development services	3,567	4,347	(780)
Other	543	369	174
	$29,018	$21,954	$7,064

Specific changes in our research and development expenses year over year include a:

•
$4.1 million increase in clinical trial costs primarily due to rese-cel clinical trial costs;
•
$3.6 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $0.7 million in stock-based compensation expense;
•
$1.5 million increase in manufacturing costs primarily due to expanded cell processing capabilities and related activities; partially offset by a
•
$1.5 million decrease in license of intellectual property costs due to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the rese-cel trial; and
•
$0.8 million decrease in development services due to lower spend on lab consumables and external research activities.

General and Administrative

General and administrative expenses were $8.1 million for the three months ended March 31, 2025 compared to $6.1 million for the three months ended March 31, 2024. The increase of $2.0 million in our general and administrative expenses include:

•
$2.0 million of additional personnel costs, primarily driven by an increase in headcount to support overall company growth, including an increase of $0.7 million in stock-based compensation expense.

Other Income

Interest income decreased by $1.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower cash and cash equivalents balances earning interest, following the use of proceeds from the May 2023 financing and sales of common stock under the 2023 ATM Program in late 2023 and early 2024.

Interest Expense

Interest expense has increased $0.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to finance lease arrangements related to embedded leases within our manufacturing agreements with Minaris Advanced Therapies and Lonza.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280.0 million. As of March 31, 2025, we had $131.8 million in cash and cash equivalents which should enable us to fund our operations and capital expenditures into the first half of 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $385.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. Our cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and we cannot predict the amount or timing of all expenditures with certainty. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate certain planned activities to reduce costs.

At-The-Market Offering Sales Agreement

On March 31, 2025, we converted the S-3ASR to an S-3 (File No. 333-278126) by post-effective amendments. This S-3 was declared effective on March 31, 2025. We have a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, pursuant to its S-3, and subject to the limitations thereof. In December 2024, we sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5.1 million, after deducting commissions of $0.1 million.

We previously had a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of common stock from time to time in “at-the-market” offerings, or 2023 ATM Program, pursuant to our shelf registration statement on Form S-3 (File No. 333-270599), which was declared effective April 26, 2023. During the year ended December 31, 2023, we sold 4,760,899 shares pursuant to the 2023 ATM Program for net proceeds of $91.7 million, after deducting commissions of $2.4 million. In the first quarter of 2024, we sold 258,070 additional shares, completing the 2023 ATM Program for net proceeds of $5.7 million, after deducting commissions of $0.1 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,802)	$(23,988)
Investing activities	(785)	(812)
Financing activities	(552)	6,855
Effect of exchange rate changes on cash and cash equivalents	7	—
Net decrease in cash and cash equivalents	$(32,132)	$(17,945)

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities of $30.8 million was attributable to our net loss of $35.9 million, partially offset by non-cash charges of $8.2 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates and a net change of $3.1 million in our net operating assets and liabilities.

During the three months ended March 31, 2024, cash used in operating activities of $24.0 million was attributable to a net loss of $25.0 million and a net change of $4.1 million in our net operating assets and liabilities, partially offset by non-cash charges of $5.2 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

Investing Activities

During the three months ended March 31, 2025, cash used in investing activities of $0.8 million was attributable to purchases of property and equipment.

During the three months ended March 31, 2024, cash used in investing activities of $0.8 million was attributable to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, cash used by financing activities of $0.6 million was attributable to principal payments on finance leases.

During the three months ended March 31, 2024, cash provided by financing activities of $6.8 million was from $5.7 million in sales of common stock, net of issuance costs paid and $1.1 million from the exercise of employee stock options.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, have not materially changed.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements please read Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $131.8 million as of March 31, 2025. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2025, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant must obtain the necessary approvals by the comparable foreign regulatory authorities before commencing clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States but can differ in significant ways. It entails the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission of a marketing authorization application to the relevant competent authorities and the granting of a marketing authorization by those authorities before the product can be marketed and sold in the European Union.

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

As of March 31, 2025, we had 163 full-time employees and four part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Penn’s operations, Minaris Advanced Therapies' operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the consequences of the presidential transition in the United States, events or changes related thereto, including reductions in force at administrative agencies and tariffs, or political unrest or otherwise, or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. For example, the Biden administration signed multiple executive orders regarding China, which orders will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, the BIOSECURE Act, which would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which, under the version of legislation included WuXi AppTec and WuXi Biologics) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. Previously, on May 15, 2024, the House Committee on Oversight and Accountability approved an updated version of the BIOSECURE Act which would delay the application of the BIOSECURE Act’s provisions (1) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by a named biotechnology company of concern under a contract or agreement entered before the effective date of the legislation and (2) for a period of 5 years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. In March 2025, Altaris, LLC, a healthcare investment firm headquartered in New York, completed its acquisition of the US and UK based operations of Minaris Advanced TherapiesTM, LLC, or Minaris Advanced Therapies (f/k/a WuXi Advanced Therapies, Inc). On February 28, 2024, former President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2025 and 2024, we recorded net losses of $35.9 million and $25.0 million, respectively. As of March 31, 2025, we had an accumulated deficit of $385.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of rese-cel. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on Minaris Advanced Therapies manufacturing services for MuSK-CAART and rese-cel in multiple indications through a

Development, Manufacturing and Testing Services Agreement, or the Minaris Advanced Therapies Agreement. Our ability to rely on services from Minaris Advanced Therapies is limited to a specified period of time, to specific capabilities, and is subject to Minaris Advanced Therapies' right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our MusCAARTesTM trial and our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of March 31, 2025, we had $131.8 million of cash and cash equivalents. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $280.0 million. While we currently expect our existing cash and cash equivalents to be sufficient to fund our operations into the first half of 2026 which includes initial clinical data on efficacy endpoints and tolerability from the initial rese-cel treated patients in the RESETTM clinical trials, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Based on our current operating plan, we believe there is substantial doubt about our ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. We may be forced to delay or reduce the scope of our product development programs, reduce our research and development costs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. Our cash forecast contains estimates and assumptions based on the success of our ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Nevertheless, our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will need to raise additional capital to fund our future operations and remain as a going concern. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us.

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

We will rely heavily on these third parties, including Penn and Minaris Advanced Therapies, to conduct our manufacturing, and as a result, will have limited control over pace at which these activities are carried out. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with FDA’s GCPs which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry in general, and in some instances we or our collaborators or other third parties on which we or they rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities, Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United Sates and China.

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply and demand in affected markets. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could negatively impact our cost of materials processes. If we or our current or future service providers, manufacturers and other partners are unable to obtain materials in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and our clinical trials and any future product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Further, in the event that one or more of our current or future service providers, manufacturers and other partners do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, due to the economic downturn, the enactment of legislative proposals or for any other reasons, then we may not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. Our failure or the failure of these third parties to comply with applicable regulatory requirements or our stated protocols could also subject us to enforcement action. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We currently rely on certain foreign or foreign-owned third-party vendors, including Minaris Advanced Therapies, to manufacture certain clinical materials or to provide services in connection with certain clinical trials. Such foreign and foreign-owned vendors may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. In connection with Minaris Advanced Therapies, in March 2025, Altaris, LLC, a healthcare investment firm headquartered in New York, completed its acquisition of the US and UK based operations of Minaris Advanced Therapies.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties, including Penn and Minaris Advanced Therapies, to manufacture our product candidates, and we intend in the future to continue to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with Minaris Advanced Therapies to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with Minaris Advanced Therapies to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

We are reliant on Penn and Minaris Advanced Therapies for our current manufacturing activities and Penn and/or Minaris Advanced Therapies' failure to perform or termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are reliant on Penn and Minaris Advanced Therapies for our current manufacturing activities for our preclinical and clinical research. If Penn and its affiliated entities were to fail to perform their obligations in accordance with the terms of the Services Agreements or terminate the Services Agreements, or if Minaris Advanced Therapies were to fail to perform their obligations in accordance with the terms of the Minaris Advanced Therapies Agreement or terminate the Minaris Advanced Therapies Agreement, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed.

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

The Minaris Advanced Therapies Agreement is scheduled to expire upon completion of Minaris Advanced Therapies' services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into new work orders under the Minaris Advanced Therapies Agreement for Minaris Advanced Therapies to serve as one of our cell processing manufacturing partners for the planned global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris Advanced Therapies will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. In August 2024, we notified Minaris Advanced Therapies that we would extend the initial term by 18 months through August 2026. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. In lieu of the existing 18 month termination right for convenience under the Minaris Advanced Therapies Agreement, Minaris Advanced Therapies may not terminate prior to February 2028. If Minaris Advanced Therapies were to fail to perform their obligations in accordance with the terms of the Minaris Advanced Therapies Agreement or terminate the Minaris Advanced Therapies Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Although we continue to optimize our manufacturing process for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. If we are unable to adequately scale-up the manufacturing process for our product candidates with Minaris Advanced Therapies, we may need to transfer to another manufacturer and/or our own facility, which can be lengthy. If we are able to adequately establish and scale-up the manufacturing process for our product candidates with an alternative manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. This may impact our cost of goods and thus commercial viability and/or competitiveness.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Penn, Minaris Advanced Therapies, or other third-party CMOs, or at any manufacturing facility that we may establish, will not occur in the future.

Penn, Minaris Advanced Therapies or other third-party CMOs that we engage, or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

Penn, Minaris Advanced Therapies, or other third-party CMOs that we engage, or we may also experience manufacturing difficulties due to resource constraints, labor disputes or workforce limitations arising from the expanding need for manufacturing in the cell therapy field and the limited number of training programs for technical staff. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs or biologics to be reviewed, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

*Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot accurately estimate the potential revenue from our product candidates. For more information, see the section titled “Business—Government regulation—Pricing and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see the section titled “Business—Government regulation—Current and Future Legislation” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see the section titled “Business—Government regulation—Other Healthcare Laws and Compliance Requirements” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Risks Related to Ownership of Our Common Stock

Risks Related to Ownership Generally

*Our principal stockholders and management own a large percentage of our stock and could be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 28% of our common stock. Accordingly, these stockholders could have the ability to influence us through this ownership position and may be able to determine the outcome of certain matters requiring stockholder approval. For example, these stockholders may be able to control the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

On March 31, 2025, we converted the S-3ASR to an S-3 by post-effective amendments. This S-3 was declared effective on March 31, 2025. We have a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, pursuant to its S-3, and subject to the limitations thereof. The S-3 and 2024 Sales Agreement replaced our former registration statement and sales agreement, pursuant to which we had a $100 million at-the-market offering program, all of which we sold. We will pay to the Sales Agent cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the 2024 Sales Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. In December 2024, we sold 1,225,000 shares pursuant to the 2024 ATM Program for net proceeds of $5.1 million, after deducting commissions of $0.1 million.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed with the SEC on May 12, 2022)

10.1

Fourth Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 31, 2025)

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

Cabaletta Bio, Inc.

Date: May 15, 2025	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)