Form 10-Q
period 2025-06-30
Cabaletta Bio, Inc.
filed 2025-08-07
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 91,465,233 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with University of Pennsylvania, or Penn, Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc) and/or Lonza Houston Inc., or Lonza, for our current manufacturing needs for our Phase 1/2 RESETTM, or Restoring Self-Tolerance, clinical trials for resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) and our Phase 1 clinical trial of MuSK-CAART, or the MusCAARTesTM trial, and if manufacturing capacity at any of these manufacturing partners is reduced or otherwise delayed or limited, including due to legislative action, or if we, Penn, Minaris, Lonza or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding beyond our current cash position that enables our operations into the second half of 2026, we may be forced to delay, reduce or discontinue our product development programs efforts or other operations.

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
•
our expected use of proceeds from sales of our common stock and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to extend our current cash runway beyond our current expectations into the second half of 2026 and meet our operating needs, including our ability to continue as a going concern;
•
our plans to pursue research and development of other product candidates;
•
the potential advantages of our proprietary Cabaletta Approach for B cell Ablation platform, called our CABA® platform, and our product candidates;
•
the extent to which our scientific approach and CABA® platform may potentially address a broad range of diseases;
•
the potential benefits and success of our arrangements with Penn, the Children’s Hospital of Philadelphia, or CHOP, Minaris and Lonza;
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
•
the impact of government laws and regulations in the United States and foreign countries, including any newly introduced legislation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$145,612	$163,962
Short-term investments	49,070	—
Prepaid expenses and other current assets	3,725	2,713
Total current assets	198,407	166,675
Property and equipment, net	2,374	2,743
Finance lease right-of-use assets	16,689	7,020
Operating lease right-of-use assets	4,528	6,315
Other assets	2,502	2,293
Total assets	$224,500	$185,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,193	$4,923
Accrued and other current liabilities	13,933	12,188
Finance lease liabilities, current portion	16,428	5,989
Operating lease liabilities, current portion	3,986	3,986
Total current liabilities	41,540	27,086
Finance lease liabilities, net of current portion	3,899	3,241
Operating lease liabilities, net of current portion	580	2,384
Total liabilities	46,019	32,711
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Voting and non-voting common stock, $0.00001 par value: 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2025 and 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2024; 91,451,899 voting shares issued and outstanding as of June 30, 2025 and 50,743,101 voting shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	608,651	501,435
Accumulated other comprehensive income	1	—
Accumulated deficit	(430,172)	(349,101)
Total stockholders’ equity	178,481	152,335
Total liabilities and stockholders’ equity	$224,500	$185,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$37,638	$23,427	$66,656	$45,381
General and administrative	8,268	6,852	16,386	12,929
Total operating expenses	45,906	30,279	83,042	58,310
Loss from operations	(45,906)	(30,279)	(83,042)	(58,310)
Other income (expense):
Interest income	1,410	2,677	2,897	5,661
Interest expense	(571)	—	(865)	—
Other expense	(61)	—	(61)	—
Net loss	$(45,128)	$(27,602)	$(81,071)	$(52,649)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	1	9	1	(68)
Net comprehensive loss	$(45,127)	$(27,593)	$(81,070)	$(52,717)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.73)	$(0.56)	$(1.44)	$(1.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Issuance of common stock, net of issuance costs	258,070	—	5,746	—	—	5,746
Stock-based compensation	—	—	3,791	—	—	3,791
Net unrealized losses on available-for-sale securities	—	—	—	(77)	—	(77)
Issuance of common stock in connection with exercise of stock options	167,813	—	1,109	—	—	1,109
Net loss	—	—	—	—	(25,047)	(25,047)
Balance—March 31, 2024	48,249,115	$—	$480,042	$(38)	$(258,284)	$221,720
Stock-based compensation	—	—	5,013	—	—	5,013
Issuance of common stock in connection with exercise of stock options	27,407	—	250	—	—	250
Issuance of common stock under employee stock purchase plan	14,947	—	129	—	—	129
Net unrealized gains on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(27,602)	(27,602)
Balance—June 30, 2024	48,291,469	$—	$485,434	$(29)	$(285,886)	$199,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2024	50,743,101	$1	$501,435	$—	$(349,101)	$152,335
Stock-based compensation	—	—	5,161	—	—	5,161
Net loss	—	—	—	—	(35,943)	(35,943)
Balance—March 31, 2025	50,743,101	$1	$506,596	$—	$(385,044)	$121,553
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $6,442	39,200,000	—	93,558	—	—	93,558
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,384,865	—	2,595	—	—	2,595
Issuance of common stock under employee stock purchase plan	123,933	—	197	—	—	197
Stock-based compensation	—	—	5,705	—	—	5,705
Net unrealized gains on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(45,128)	(45,128)
Balance—June 30, 2025	91,451,899	$1	$608,651	$1	$(430,172)	$178,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(81,071)	$(52,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,866	8,804
Depreciation	953	819
Non-cash finance lease expense	4,884	—
Non-cash operating lease expense	1,787	3,186
Accretion of operating lease liabilities	309	393
Amortization of discount on investments	(35)	(1,169)
Loss on foreign currency exchange rates	61	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,012)	210
Other assets	(209)	(543)
Accounts payable	2,186	317
Accrued and other current liabilities	2,067	(1,925)
Lease liabilities	(2,114)	(2,220)
Accrued interest payable under finance lease	100	—
Net cash used in operating activities	(61,228)	(44,777)
Cash flows from investing activities:
Purchases of property and equipment	(946)	(1,582)
Purchases of investments	(49,035)	—
Proceeds from maturities of investments	—	24,500
Net cash (used in) provided by investing activities	(49,981)	22,918
Cash flows from financing activities:
Proceeds from the issuance of common stock, warrants and pre-funded warrants, net of issuance costs	93,583	—
Issuance of common stock from ATM offering, net of sales agent commission and fees	2,595	5,746
Proceeds from issuance of common stock in connection with the exercise of stock options	—	1,359
Proceeds from issuance of common stock under employee stock purchase plan	197	129
Principal payments on finance leases	(3,554)	—
Net cash provided by financing activities	92,821	7,234
Effect of exchange rate changes on cash and cash equivalents	38	—
Net decrease in cash and cash equivalents	(18,350)	(14,625)
Cash and cash equivalents—beginning of period	163,962	193,238
Cash and cash equivalents—end of period	$145,612	$178,613
Supplemental disclosures
Cash paid for interest	$765	$—
Property and equipment purchases included in accounts payable and accrued expenses	$43	$375
Offering costs included in accounts payable and accrued expenses	$25	$—
Right-of-use assets obtained in exchange for finance lease obligations	$14,934	$—
Right-of-use assets obtained in exchange for operating lease obligations	$—	$4,210

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2025, the Company has incurred an accumulated deficit of $430,172 and has cash, cash equivalents and investments of $194,682. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its current cash, cash equivalents and investments may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company's cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and the results of its operations and its cash flows for the interim periods ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025 (2024 Annual Report).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and U.S. treasury securities.

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2024 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$84,930	$84,930	$—	$—
U.S. Treasury securities - original maturity less than three months	59,493	—	59,493	—
Short-term investments:
U.S. Treasury securities	49,070	—	49,070	—
Total	$193,493	$84,930	$108,563	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$162,634	$162,634	$—	$—
Total	$162,634	$162,634	$—	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of December 31, 2024.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Fair value
Financial assets
Cash	$1,189	$—	$1,189
Money market funds	84,930	—	84,930
U.S. Treasury securities - original maturity less than three months	59,493	—	59,493
Included in cash and cash equivalents	145,612	—	145,612
U.S. Treasury securities - due in one year or less			—
Included in short-term investments	49,069	1	49,070
Total	$194,681	$1	$194,682

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Manufacturing and other research and development services	$5,368	$2,255
Clinical trial research and development services	2,665	1,236
General and administrative services	386	342
Compensation expense	5,498	8,315
Other	16	40
	$13,933	$12,188

5. Collaborations, Licensing Agreements and Other Agreements

Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and Children’s Hospital of Philadelphia

In August 2018, the Company entered into a license agreement with the University of Pennsylvania (Penn), as amended and restated in July 2019 to include the Children’s Hospital of Philadelphia (CHOP) as a party, and as amended in May 2020 and October 2021 (the License Agreement) pursuant to which the Company obtained (a) a non-exclusive, non-sublicensable worldwide license to certain of Penn’s intellectual property to conduct research, product development, clinical trials, cell manufacturing and other activities, and (b) an exclusive, worldwide, royalty-bearing right and license, with a right to sublicense, on a target-by-target basis, under certain of Penn’s intellectual property to make, use, sell, offer for sale, import, and otherwise commercialize products for the treatment of autoimmune and alloimmune diseases. Unless earlier terminated, the License Agreement expires on the expiration or abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by the Company. The Company may terminate the License Agreement at any time for convenience upon 60 days' written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days' written notice. Under the terms of the License Agreement, the Company was obligated to pay $2,000 annually for three years beginning August 2018 for funding to the laboratories of each of Drs. Milone and Payne. This was satisfied through completed sponsored research agreements with a total cost of $12,560. During the term of the License Agreement until the first commercial sale of the first product, the Company is obligated to pay Penn a non-refundable, non-creditable annual license maintenance fee of $10. In May 2020, the Company paid Penn an additional, non-refundable, non-creditable license fee of $33 under the amended License Agreement.

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2025.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $2,232 and $3,274 for the three and six months ended June 30, 2025 and $806 and $1,519 for the three and six months ended June 30, 2024, respectively. The Company is committed to pay up to a remaining $1,500 under the CARTA Services Agreement for cell processing manufacturing through December 31, 2025. The Company may incur additional expenses up to $322 through the remaining term of the CAROT Amended Addendum.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024 and through July 2025, the Company and Oxford entered into work orders with a cost of approximately $25,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of June 30, 2025, the Company has recognized project to date expense of $1,088 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

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

6. Commitments and Contingencies

Manufacturing Agreements

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (Minaris Agreement) with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc.) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, and as extended in August 2024, the Company entered into an agreement with Minaris to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In August 2024, the Company sent a notice to Minaris to extend the initial term of the Minaris Agreement by 18 months through August 2026. In addition, the Company agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1,500 termination fee under the terms of the Minaris Agreement, the Company would incur up to a $1,080 termination fee if it terminates both the rese-cel and MuSK-CAART work orders for any reason. The Company may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice. However, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris may terminate for convenience the Minaris Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

In December 2024, the Company entered into a Development and Manufacturing Services Agreement (the Lonza Agreement) with Lonza Houston Inc. (Lonza) to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Lonza Agreement has a term of five years and can be extended for an additional three year term upon notice to Lonza at least 18 months prior to the expiration of the Lonza Agreement. The Company can terminate the Lonza Agreement at will upon nine months advance written notice to Lonza subject to the terms of the Lonza Agreement. Lonza can terminate the Lonza Agreement at will upon 24 months advance written notice to Cabaletta subject to the terms of the Lonza Agreement. Under the initial work order, Lonza will perform cell therapy manufacturing activities for Cabaletta’s CAR-T cell therapy product, rese-cel, for an initial term of 12 months with the ability to extend the manufacturing period on a rolling basis subject to the terms of the Lonza Agreement and initial work order.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2025, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expenses:
Personnel	$12,001	$9,401	$23,366	$17,164
Clinical trials	9,070	5,313	17,581	9,735
Development services	4,197	4,112	7,765	8,459
Manufacturing of preclinical and clinical supplies	11,610	3,798	16,642	7,341
License of intellectual property	—	4	—	1,515
Other research and development costs (1)	760	799	1,302	1,167
General and administration expenses	8,268	6,852	16,386	12,929
Interest income	(1,410)	(2,677)	(2,897)	(5,661)
Interest expense	571	—	865	—
Other expense	61		61
Net loss	$45,128	$27,602	$81,071	$52,649

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

Finance lease commitments - Embedded leases

As described further in Note 6, in August 2023, the Company entered into new work orders under the Minaris Agreement for Minaris to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of rese-cel. Minaris converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023. In 2024, the Company remeasured the lease following the resolution of the contingency related to variable costs and an amendment to the 2023 work order, which extended the term of the agreement by an additional 18 months through August 2026. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and up to a $1,080 termination fee if both the rese-cel and MuSK-CAART work orders are terminated.

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025, resulting in the recognition of a right-of-use asset and lease liability of $14,934.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,114	$2,220
Operating cash flows used for finance leases	765	—
Financing cash flows used for finance leases	3,554	—
Other information
Weighted average remaining lease term - finance leases (in years)	1.2	—
Weighted average discount rate - finance leases	11.0%	—
Weighted average remaining lease term - operating leases (in years)	1.2	0.8
Weighted average discount rate - operating leases	11.0%	10.4%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of June 30, 2025 are as follows:

	Finance Leases	Operating Leases
July 1, 2025 - December 31, 2025	$8,230	$2,114
2026	13,655	2,769
Total undiscounted lease payments	21,885	4,883
Less imputed interest	(1,558)	(317)
Total lease liability	$20,327	$4,566

9. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue 293,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock are outstanding as of June 30, 2025.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2025, no pre-funded warrants or common stock warrants had been exercised.

The pre-funded warrants and common stock warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants and common stock warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants and common stock warrants do not provide any guarantee of value or return.

At-the-Market Offering

On March 31, 2025, the Company converted the S-3ASR to an S-3 (File No. 333-278126) by post-effective amendments. This S-3 was declared effective on March 31, 2025. The Company had a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (2024 ATM Program) pursuant to its S-3, and subject to the limitations thereof. On June 11, 2025, the 2024 ATM Program with TD Cowen was terminated. Prior to termination, the Company sold an aggregate of 2,609,865 shares pursuant to the 2024 ATM Program for total net proceeds of $7,724, consisting of $5,129 in 2024 and $2,595 in 2025.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2025, the total number of shares under the 2019 Plan was increased by 2,029,724; shares pursuant to the 2019 Plan Evergreen Provision. As of June 30, 2025, there were 400,304 shares remaining available for issuance under the 2019 Plan.

Stock Option Repricing

On May 19, 2025, the Company’s Board of Directors approved the repricing of certain outstanding vested and unvested stock options. Pursuant to the repricing, all options granted under the 2018 Plan and 2019 Plan held by current employees, non-employee directors and certain consultants were repriced to $1.92, the closing price of the Company’s common stock on May 19, 2025, to the extent such options had an exercise price in excess of 1.5x the $1.92 closing price per share. To exercise the repriced options at the reduced exercise price, eligible participants must remain employed with the Company through a retention period of 12 months that begins on May 19, 2025.

As a result of the repricing, 9,900,096 vested and unvested stock options outstanding as of May 19, 2025, with original exercise prices ranging from $2.88 to $23.97, were repriced. The repricing resulted in incremental stock-based compensation expense of $3,021, of which $1,813 related to vested stock option awards and is being amortized over the retention period, and $1,208 related to unvested stock option awards and is being amortized on a straight-line basis over the remaining vesting period of those awards.

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	11,231,148	$10.63	7.4	$989
Granted	3,093,050	1.71
Forfeited/Cancelled	(84,325)	10.82
Outstanding as of June 30, 2025	14,239,873	$8.69	7.3	$408
Options Exercisable at June 30, 2025	7,092,424	$9.30	6.0	$373

(1) The weighted average exercise prices and aggregate intrinsic values in this table will not reflect the impact of the May 2025 repricing until the retention period is complete in May 2026.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $1.46 and $17.41, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six months ended June 30,
	2025	2024
Risk-free interest rate	3.94%—4.46%	3.78%—4.60%
Expected term	5.5 years—6.1 years	5.5 years—6.2 years
Expected volatility	112%—118%	104%—110%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$3,289	$2,596	$5,955	$4,556
General and administrative	2,416	2,417	4,911	4,248
Total	$5,705	$5,013	$10,866	$8,804

As of June 30, 2025, there was $47,434 of unrecognized compensation cost related to unvested option awards and vested option awards subject to the twelve month retention period, which is expected to be recognized over a weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2024, 2023 or 2022, respectively. As of June 30, 2025, there were 190,326 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2025 and December 31, 2024.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2025 and 2024 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 10,800,000 and 1,168,054 shares of common stock.

Diluted net loss per share is calculated using the if-converted method as of June 30, 2024, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
	Voting common stock	Voting common stock
Basic and diluted net loss per share:
Net loss	$(45,128)	$(81,071)
Weighted average number of shares outstanding	61,876,586	56,340,599
Net loss per share, basic and diluted	$(0.73)	$(1.44)

	Three months ended		Six months ended
	June 30, 2024		June 30, 2024
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(27,318)	$(284)	$(51,608)	$(1,041)

Denominator
Weighted average number of shares used in basic per share computation	48,937,923	507,884	48,398,265	976,089
Net loss per share, basic	$(0.56)	$(0.56)	$(1.07)	$(1.07)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(27,318)	$(284)	$(51,608)	$(1,041)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(284)	—	(1,041)	—
Allocation of undistributed losses	$(27,602)	$(284)	$(52,649)	$(1,041)

Denominator
Weighted average number of shares used in basic per share computation	48,937,923	507,884	48,398,265	976,089
Add: conversion of non-voting to voting common shares outstanding	507,884	—	976,089	—
Weighted average number of shares used in diluted per share computation	49,445,807	507,884	49,374,354	976,089
Net loss per share, diluted	$(0.56)	$(0.56)	$(1.07)	$(1.07)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2025	2024
Stock options to purchase common stock	14,239,873	10,253,666
Warrants to purchase common stock	53,090,190	—
Total	67,330,063	10,253,666

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

Our Company

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

Resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single, weight-based infusion of T cells that are engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy naïve B cells. This approach has the potential to reset the immune system and result in meaningful clinical responses without chronic therapy requirements in patients.

The United States Food and Drug Administration, or the FDA, granted clearance of our rese-cel Investigational New Drug, or IND, application for treatment of systemic lupus erythematosus, or SLE, in patients with active lupus nephritis, or LN, or active SLE without renal involvement in March 2023. We announced the FDA subsequently granted clearance of our rese-cel IND applications for treatment of idiopathic inflammatory myopathies, or myositis in May 2023, systemic sclerosis, or SSc in October 2023, generalized myasthenia gravis, or gMG in November 2023, and multiple sclerosis, or MS in January 2025. In May 2024, we announced that we are working with active clinical sites to incorporate the RESET-PVTM trial as a sub-study within the Phase 1 DesCAARTesTM trial following the submission of a protocol amendment, to evaluate rese-cel in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV.

RESET-MyositisTM

The three adult myositis subtypes, dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM, being evaluated in the RESET-MyositisTM Phase 1/2 clinical trial of rese-cel affect approximately 80,000 patients in the U.S. and approximately 85,000 patients in Europe. Myositis typically affects middle-aged individuals, particularly women, and disease is often refractory, despite existing therapies. In the United States, we believe approximately 20% to 25% of the prevalent population, or 16,000 to 20,000 people, would be potentially eligible patients for rese-cel.

The RESET-MyositisTM Phase 1/2 clinical trial, which is actively enrolling patients, is designed to treat six patients with DM, six patients with ASyS, six patients with IMNM, as well as six patients with juvenile idiopathic inflammatory myopathy, or JIIM, all in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. In May 2025, we announced the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, to rese-cel for the treatment of myositis.

Following a Type C meeting with the FDA and receipt of meeting minutes in April 2025, we are planning to implement the following design for two single-arm, sub-type disease-specific registrational cohorts in the ongoing RESET-MyositisTM trial, either of which, if successful, enable a future Biologics License Application, or BLA, submission for rese-cel in myositis. One cohort will evaluate approximately 15 patients with either DM or ASyS, and one cohort will evaluate approximately 15 patients with IMNM. Inclusion and exclusion criteria will remain highly similar to the Phase 1/2 cohorts. While a BLA for either cohort can be submitted independently, we believe that together, these two cohorts have the potential to support a broad label to address many of the approximately 80,000 myositis patients in the U.S., including those with or without a history of IVIg use. The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1 x 106 cells/kg as used in the Phase 1/2 myositis cohorts. The primary endpoint for the registrational cohorts is based on the total improvement score, or TIS, to evaluate patient outcomes within 26 weeks of rese-cel infusion. The FDA supported the use of pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis specific safety data for the BLA submission in myositis. In the recent Type C meeting, we aligned with the FDA on the size of the required safety database, which is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We also aligned with the FDA on combining the Phase 1/2 DM & ASyS cohorts into a single cohort designed to treat six patients with either DM or ASyS. We plan to initiate registrational cohort enrollment in the second half of 2025 with expected BLA submission in 2027.

RESET-SLETM

SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., and 150,000 patients in Europe, with LN as the most common end-organ manifestation, affecting approximately 30-40% of SLE patients.

The RESET-SLETM Phase 1/2 clinical trial, which is actively enrolling patients, is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application, or CTA, for the RESET-SLETM trial, and in October 2024, the European Medicines Agency allowed a CTA submitted by Cabaletta for the RESET-SLETM trial to proceed, enabling us to begin the process of activating clinical trial sites and pursuing patient enrollment in these geographies. We anticipate aligning with the FDA on the registrational cohort design for studies in SLE/LN in 3Q25.

RESET-SScTM

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

The actively enrolling RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for SSc patients and Orphan Drug Designation for rese-cel for SSc in January and March 2024, respectively. We anticipate aligning with the FDA on the registrational cohort design for studies in SSc in 4Q25.

RESET-MGTM

MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 55,000 patients in the U.S. and approximately 100,000 patients in Europe. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure.

The actively enrolling RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We anticipate aligning with the FDA on the registrational cohort design for studies in MG in 1H26.

RESET-PVTM

Pemphigus vulgaris, or PV, is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein, or DSG. DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, eyelids, etc. to bind tightly together. Disruption by the antibodies directed to DSG causes the painful blisters and erosions characteristic of PV. Approximately 15,000 patients in the U.S. and approximately 20,000 patients in Europe are affected by PV.

The ongoing RESET-PVTM trial is designed to evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV. We anticipate sharing initial dose data from the RESET-PVTM trial in 2H25.

RESET-MSTM

Multiple sclerosis is an autoimmune-mediated demyelinating disease of the central nervous system. The immune system attack on nerves in the brain and spinal cord impairs nerve electrical conduction, resulting in a range of symptoms including muscle weakness, sensory loss, visual impairment, incoordination, memory loss, fatigue, and walking difficulty. MS is classified into relapsing or progressive forms based on the pattern of clinical symptoms over time. MS affects approximately 750,000 patients in the U.S. and approximately 550,000 patients in Europe.

The RESET-MSTM trial is a Phase 1/2 open-label, dose escalation study of rese-cel in subjects with relapsing and progressive forms of MS, evaluated in separate cohorts. In January 2025, we announced the FDA granted Fast Track Designation for rese-cel for relapsing and progressive forms of MS.

Manufacturing

Our manufacturing strategy is comprised of two stages. The initial stage is designed to leverage the extensive early-stage manufacturing expertise of our academic partners and contract development and manufacturing organizations, or CDMOs, for early development and clinical supply, and in parallel partner with commercially compliant CDMOs to support late-stage clinical studies and commercial production. Our aim is to achieve full manufacturing readiness through expanded CDMO relationships, establishment of our own manufacturing facilities, and/or through strategic partnership(s). For cell manufacturing, we have collaborated with the Clinical Cell and Vaccine Production Facility, or CVPF, at Penn. We have also collaborated with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc.), to serve as an additional and commercially compliant cell manufacturing partner for our RESETTM clinical trials. We also entered into a new technology transfer agreement and Development and Manufacturing Services Agreement in July 2024 and December 2024, respectively, with Lonza Houston Inc., or Lonza, to serve as one of our manufacturing partners for the global clinical development of rese-cel, including potential late-stage clinical trials and preparations for commercial readiness. Our manufacturing process at Lonza will be used for initiating registrational trial enrollment. For supply of lentiviral vector for the clinical and commercial manufacturing of rese-cel, we are currently working with Oxford Biomedica (UK) Limited, or Oxford, where we are advancing BLA readiness activities, and have previously manufactured lentiviral vector at the Children’s Hospital of Philadelphia, or CHOP, and the University of Pennsylvania, or Penn.

As part of our innovative manufacturing strategy where we intend to increase scale, reduce cost of goods and improve patient experience, in November 2023, we partnered with Cellares Corp., or Cellares, to evaluate their automated manufacturing platform, the Cell ShuttleTM, through the Cellares Technology Adoption Program, or TAP. In August 2024, we expanded our partnership with Cellares to facilitate the potential to incorporate the Cellares manufacturing platform to support the RESETTM clinical program. In March 2025, we and Cellares announced the successful conclusion of the TAP on Cellares’ Cell Shuttle™, facilitating the potential integration of the Cell ShuttleTM into our clinical and commercial, if approved, manufacturing strategy for rese-cel.

Recent Developments

EULAR Clinical Data

In February 2025, we announced updated clinical and translational data from the first 10 patients in the RESETTM clinical trial program, with a data cut off of January 8, 2025. We are presenting new clinical and translational data from 18 evaluable patients who were dosed with rese-cel across the RESET-MyositisTM, RESET-SLETM and RESET-SScTM trials at the EULAR 2025 Congress in three oral presentations, as of the data cut-off dates of May 6, 2025, for the RESET-MyositisTM and RESET-SScTM trials and June 2, 2025, for the RESET-SLETM trial.

In the RESET-MyositisTM trial, 7 out of 8 patients achieved a clinical response off all immunomodulators and off, or while actively tapering, steroids. Clinical responses were sustained throughout the follow-up period in all 7 responding patients. All 4 ASyS and DM patients achieved a clinically meaningful TIS response, with 3 of these patients having achieved a major TIS response as of the most recent follow-up. Clinically meaningful drug-free TIS responses were observed in 3 of 4 refractory patients with IMNM, which are consistent with published data. These findings continue to reflect the more modest TIS responses in IMNM compared to other myositis subtypes. Regarding safety findings, 4 of 8 patients experienced Grade 1 CRS (fever) and no ICANS was observed.

In the RESET-SLETM trial, 7 out of 7 patients with sufficient follow-up to evaluate efficacy achieved substantial SLEDAI reductions off all immunomodulators and glucocorticoids. All 3 of the SLE patients without nephropathy achieved definition of remission in SLE, or DORIS, as of the latest follow-up, and the first LN patient achieved DORIS and a complete renal response. In the 8 patients with safety follow-up, 2 of 8 patients experienced Grade 1 CRS (fever), and 1 ICANS event was observed (Grade 4, previously reported).

In the RESET-SScTM trial, both patients in the severe skin cohort had meaningful modified Rodnan Skin Score (mRSS) improvements after discontinuing immunomodulatory drugs and steroids, which was sustained out to 6 months in the first patient. The first patient also met the revised Composite Response Index in Systemic Sclerosis (CRISS) criteria starting at 3 months, highlighting the potential of rese-cel to provide a drug-free, clinical response in patients with SSc. 1 patient experienced transient Grade 2 CRS, and 1 ICANS event was observed (Grade 3, previously reported)

Overall, in the 18 evaluable patients who were dosed with rese-cel with at least 4 weeks of follow-up across the RESET-MyositisTM, RESET-SLETM and RESET-SScTM trials, 94% had either no CRS or Grade 1 CRS (transient fever) and 89% had no ICANS

(2 patients with ICANS events previously reported). Peak rese-cel expansion was observed within approximately two weeks across myositis, lupus, and SScTM patients. B cells were rapidly and transiently reduced in peripheral blood within the first month, and their repopulation was observed beginning approximately two months after infusion, generally expressing a transitional, naïve phenotype. Tissue-resident B cell depletion was confirmed via a lymph node biopsy in the first systemic sclerosis patient.

As of July 31, 2025, five 6-patient Phase 1/2 disease cohorts are fully enrolled across the RESETTM clinical development program.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of June 30, 2025, we had $194.7 million in cash, cash equivalents and investments.

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

Oxford Biomedica

In December 2021, we entered into a Licence and Supply agreement, or LSA, with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024 and through July 2025, we and Oxford entered into work orders for certain process characterization and process performance qualification activities as part of commercial readiness activities. We can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

Minaris Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the Minaris Agreement, with Minaris to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial.

The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into an agreement with Minaris to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In August 2024, we notified Minaris that we would extend the initial term by 18 months through August 2026. In addition, we agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1.5 million termination fee under the terms of the Minaris Agreement, we would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris may terminate the Minaris Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028.

Lonza Manufacturing Agreement

In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Lonza Agreement has a term of five years and can be extended for an additional three year term upon notice to Lonza at least 18 months prior to the expiration of the Lonza Agreement. We can terminate the Lonza Agreement at will upon nine months advance written notice to Lonza subject to the terms of the Lonza Agreement. Lonza can terminate the Lonza Agreement at will upon 24 months advance written notice to us subject to the terms of the Lonza Agreement. Under the initial work order, Lonza will perform cell therapy manufacturing activities for our CAR-T cell therapy product, rese-cel, for an initial term of 12 months with the ability to extend the manufacturing period on a rolling basis subject to the terms of the Lonza Agreement and initial work order.

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

Other Expense

Other expense consists primarily of expenses associated with foreign currency gains and losses.

Results of Operations for the three months ended June 30, 2025 and 2024

The following sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$37,638	$23,427	$14,211
General and administrative	8,268	6,852	1,416
Total operating expenses	45,906	30,279	15,627
Loss from operations	(45,906)	(30,279)	(15,627)
Other income (expense):
Interest income	1,410	2,677	(1,267)
Interest expense	(571)	—	(571)
Other expense	(61)	—	(61)
Net loss	$(45,128)	$(27,602)	$(17,526)

Research and Development

Research and development expenses were $37.6 million for the three months ended June 30, 2025 compared to $23.4 million for the three months ended June 30, 2024. The table below summarizes our research and development expenses:

	Three months ended June 30,
	2025	2024	Change
	(in thousands)
License of intellectual property	$—	$4	$(4)
Manufacturing of preclinical and clinical supplies	11,610	3,798	7,812
Clinical trials	9,070	5,313	3,757
Personnel	12,001	9,401	2,600
Development services	4,197	4,112	85
Other	760	799	(39)
	$37,638	$23,427	$14,211

Specific changes in our research and development expenses year over year include a:

•
$7.8 million increase in manufacturing costs primarily due to expanded cell processing capabilities, increase in patient enrollment and related activities, including those for commercial readiness;
•
$3.8 million increase in clinical trial costs primarily due to higher enrollment across multiple clinical studies for rese-cel;
•
$2.6 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $0.7 million in stock-based compensation expense;

General and Administrative

General and administrative expenses were $8.3 million for the three months ended June 30, 2025 compared to $6.9 million for the three months ended June 30, 2024. The increase of $1.4 million in our general and administrative expenses include:

•
$1.1 million of additional personnel costs, primarily driven by an increase in headcount, including for our international operations and $0.4 million of severance costs; and
•
$0.3 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income decreased by $1.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to lower cash, cash equivalents and investment balances earning interest, following the use of proceeds from the May 2023 financing and sales of common stock under the 2023 ATM Program in late 2023 and early 2024 and the timing of the June 2025 financing, which closed in mid-June 2025.

Interest Expense

Interest expense increased $0.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to finance lease arrangements related to embedded leases within our manufacturing agreements with Minaris and Lonza.

Results of Operations for the six months ended June 30, 2025 and 2024

The following sets forth our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$66,656	$45,381	$21,275
General and administrative	16,386	12,929	3,457
Total operating expenses	83,042	58,310	24,732
Loss from operations	(83,042)	(58,310)	(24,732)
Other income (expense):
Interest income	2,897	5,661	(2,764)
Interest expense	(865)	—	(865)
Other expense	(61)	—	(61)
Net loss	$(81,071)	$(52,649)	$(28,422)

Research and Development

Research and development expenses were $66.7 million for the six months ended June 30, 2025 compared to $45.4 million for the six months ended June 30, 2024. The table below summarizes our research and development expenses:

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
License of intellectual property	$—	$1,515	$(1,515)
Manufacturing of preclinical and clinical supplies	16,642	7,341	9,301
Clinical trials	17,581	9,735	7,846
Personnel	23,366	17,164	6,202
Development services	7,765	8,459	(694)
Other	1,302	1,167	135
	$66,656	$45,381	$21,275

Specific changes in our research and development expenses year over year include a:

•
$9.3 million increase in manufacturing costs primarily due to expanded cell processing capabilities, increase in patient enrollment and related activities, including those for commercial readiness;
•
$7.9 million increase in clinical trial costs primarily due to higher enrollment across multiple clinical studies for rese-cel;
•
$6.2 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $1.4 million in stock-based compensation expense; partially offset by a
•
$1.5 million decrease in license of intellectual property costs due to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the rese-cel trial; and
•
$0.7 million decrease in development services due to lower spend on lab consumables and external research activities.

General and Administrative

General and administrative expenses were $16.4 million for the six months ended June 30, 2025 compared to $12.9 million for the six months ended June 30, 2024. The increase of $3.5 million in our general and administrative expenses include:

•
$3.1 million of additional personnel costs, primarily driven by an increase in headcount, including our international operations, an increase of $0.7 million in stock-based compensation expense and $0.4 million of severance costs; and
•
$0.4 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Other Income

Interest income decreased by $2.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower cash, cash equivalents and investment balances earning interest, following the use of proceeds from the May 2023 financing and sales of common stock under the 2023 ATM Program in late 2023 and early 2024 and the timing of the June 2025 financing, which closed in mid-June 2025.

Interest Expense

Interest expense increased $0.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to finance lease arrangements related to embedded leases within our manufacturing agreements with Minaris and Lonza.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $374.0 million. As of June 30, 2025, we had $194.7 million in cash, cash equivalents and investments which should enable us to fund our operations and capital expenditures into the second half of 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $430.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

At-The-Market Offering Sales Agreement

On March 31, 2025, we converted the S-3ASR to an S-3 (File No. 333-278126) by post-effective amendments. This S-3 was declared effective on March 31, 2025. We had a Sales Agreement with TD Securities (USA) LLC, as successor to Cowen and Company, LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, pursuant to its S-3, and subject to the limitations thereof. On June 11, 2025, the 2024 ATM Program with TD Cowen was terminated. Prior to termination, we sold an aggregate of 2,609,865 shares pursuant to the 2024 ATM Program for total net proceeds of $7.7 million, consisting of $5.1 million in 2024 and $2.6 million in 2025.

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2025, no pre-funded warrants or common stock warrants had been exercised.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(61,228)	$(44,777)
Investing activities	(49,981)	22,918
Financing activities	92,821	7,234
Effect of exchange rate changes on cash and cash equivalents	38	—
Net decrease in cash and cash equivalents	$(18,350)	$(14,625)

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities of $61.2 million was attributable to our net loss of $81.1 million, partially offset by non-cash charges of $18.8 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates and a net change of $1.0 million in our net operating assets and liabilities.

During the six months ended June 30, 2024, cash used in operating activities of $44.8 million was attributable to a net loss of $52.7 million and a net change of $4.2 million in our net operating assets and liabilities, partially offset by non-cash charges of $12.0 million primarily from stock-based compensation, non-cash lease expense, accretion of lease liabilities and depreciation.

Investing Activities

During the six months ended June 30, 2025, cash used in investing activities of $50.0 million was attributable $49.0 million of purchases of investments and $1.0 million of purchases of property and equipment.

During the six months ended June 30, 2024, cash provided by investing activities of $22.9 million was attributable to $24.5 million from the maturity of short-term investments, partially offset by purchases of $1.6 million of property and equipment.

Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities of $92.8 million was attributable to $93.6 million in sales of common stock, warrants and pre-funded warrants to purchase common stock, net of issuance costs paid, $2.6 million in sales of common stock from our ATM offering, net of sales agent commission and fees and $0.2 million from the purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, offset by $3.6 million in principal payments on finance leases.

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

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2024, except as otherwise described herein with respect to the Lonza Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $194.7 million as of June 30, 2025. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2025, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

In addition, a lymphodepleting regimen may eliminate pathogenic B cells targeted by our CAAR T cell product candidates. As a result, any lymphodepleting regimen for preconditioning that we use may delay or otherwise adversely affect our ability to use DSG3 or MuSK autoantibody titers, a standard clinical assay, to assess the activity of DSG3-CAART and MuSK-CAART, respectively. An inability to use DSG3 or MuSK autoantibody levels to demonstrate the specific activity of our CAAR T cell product candidates may require us to rely on the subjective measurement of blister formation in patients in the DesCAARTesTM trial or muscle weakness in the MusCAARTesTM trial, which can be a less sensitive and accurate measurement of CAAR T cell activity. This therefore could delay a signal of potential biologic activity attributable to CAAR and therefore may slow clinical development. We are not actively enrolling patients in the MusCAARTesTM trial at this time.

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

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidates are being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial, or public news outlets and opinion pieces relating to our industry or CAR T therapies more generally may be published and/or disseminated. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products and/or the industry in which we operate. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with any applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business such as reputational damage.

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

As of June 30, 2025, we had 167 full-time employees and three part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, the University of Pennsylvania, or Penn’s, operations, Minaris Advanced Therapies, LLC, or Minaris', operations, Lonza Houston Inc., or Lonza's, operations and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the consequences of the presidential transition in the United States, events or changes related thereto, including reductions in force at administrative agencies and tariffs, or political unrest or otherwise, or similar events, may have an impact on our business. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also current geopolitical tensions with China. For example, the BIOSECURE Act, legislation that Congress considered in 2024 but did not pass, would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern.” Although Congress has not reintroduced legislation similar to the BIOSECURE Act, if Congress does seek to pass a similar law, it would be expected to have a significant impact on the pharmaceutical industry in the United States. In March 2025, Altaris, LLC, a healthcare investment firm headquartered in New York, completed its acquisition of the US and UK based operations of Minaris. On February 28, 2024, former President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2025 and 2024, we recorded net losses of $81.1 million and $52.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $430.2 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on several manufacturing and support services from Penn through two Master Translational Research Service Agreements, or the CAART Services Agreement and CARTA Services Agreement, respectively, and collectively, the Services Agreements. We also rely on Penn for current manufacturing of rese-cel. Our ability to rely on services from Penn is limited to a specified period of time, to specific capabilities, and is subject to Penn’s right to terminate these services with or without cause. We are reliant on Minaris manufacturing services for MuSK-CAART and rese-cel in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the Minaris Agreement. Our ability to rely on services from Minaris is limited to a specified period of time, to specific capabilities, and is subject to Minaris' right to terminate these services with or without cause. We are also reliant on Lonza manufacturing services for rese-cel in multiple indications through a Development and Manufacturing Services Agreement, or the Lonza Agreement. Our ability to rely on services from Lonza is limited to a specified period of time, to specific capabilities, and is subject to Lonza’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our MusCAARTesTM trial and our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of June 30, 2025, we had $194.7 million of cash, cash equivalents and investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $374.0 million. While we currently expect our existing cash, cash equivalents and investments to be sufficient to fund our operations into the second half of 2026, which includes complete Phase 1/2 clinical data in the RESET-SLETM, RESET-MyositisTM and RESET-SScTM trials and clinical data from the RESET-PVTM dose escalation trial, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will rely heavily on these third parties, including Penn, Minaris and Lonza, to conduct our manufacturing, and as a result, will have limited control over pace at which these activities are carried out. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with FDA’s GCPs which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties, including Penn, Minaris, and Lonza, to manufacture our product candidates, and we intend in the future to continue to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

In August 2018, we entered into a License Agreement with Penn and CHOP which was amended and restated in July 2019, and further amended in May 2020 and October 2021, or the License Agreement, pursuant to which we were granted licenses to certain patent rights for the research and development of products, as well as an exclusive license under those same patent rights to make, use, sell and import such products, in the autoimmune disease and alloimmune response subfields, in each case, for the treatment of humans. In January 2021 and as amended in August 2022, we entered into an agreement with Minaris to serve as an additional cell processing manufacturing partner for our MusCAARTesTM trial, and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with Minaris to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. In December 2024, we entered into an agreement with Lonza to serve as an additional cell processing manufacturing partner for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. In October 2022, we entered into the IASO Agreement, pursuant to which we were granted worldwide license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans.

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

Risks Related to Manufacturing and Supply

We are reliant on Penn, Minaris and Lonza for our current manufacturing activities and Penn and/or Minaris and/or Lonza's failure to perform or termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are reliant on Penn, Minaris and Lonza for our current manufacturing activities for our preclinical and clinical research. If Penn and its affiliated entities were to fail to perform their obligations in accordance with the terms of the Services Agreements or terminate the Services Agreements, or if Minaris were to fail to perform their obligations in accordance with the terms of the Minaris Agreement or terminate the Minaris Agreement, or if Lonza were to fail to perform their obligations in accordance with the terms of the Lonza Agreement or terminate the Lonza Agreement, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed.

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

The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into new work orders under the Minaris Agreement for Minaris to serve as one of our cell processing manufacturing partners for the planned global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months notice prior to the end of the term. In August 2024, we notified Minaris that we would extend the initial term by 18 months through August 2026. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. In lieu of the existing 18 month termination right for convenience under the Minaris Agreement, Minaris may not terminate prior to February 2028. If Minaris were to fail to perform their obligations in accordance with the terms of the Minaris Agreement or terminate the Minaris Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

The Lonza Agreement has an initial five year term with the ability to extend subject to the terms. Under the Lonza Agreement, Lonza will serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. Lonza has the right to terminate the Lonza Agreement in whole at any time with written notice including a three month ramp down period. If Lonza were to fail to perform their obligations in accordance with the terms of the Lonza Agreement or terminate the Lonza Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Although we continue to optimize our manufacturing process for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. If we are unable to adequately scale-up the manufacturing process for our product candidates with Minaris and Lonza, we may need to transfer to another manufacturer and/or our own facility, which can be lengthy. If we are able to adequately establish and scale-up the manufacturing process for our product candidates with an alternative manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. This may impact our cost of goods and thus commercial viability and/or competitiveness.

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

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT and Oxford for the patients we plan to enroll in our RESETTM clinical trials. In December 2021, as amended in May 2023, February 2024 and May 2024, we secured a license and supply agreement with Oxford to establish a process and supply lentiviral vector for the clinical and commercial development of our rese-cel candidate. There is no assurance that we will be able to continue to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T or CAAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Penn, Minaris, Lonza, or other third-party CMOs, or at any manufacturing facility that we may establish, will not occur in the future.

Penn, Minaris, Lonza, or other third-party CMOs that we engage, or we may fail to manage the logistics of storing and shipping our product candidates. Storage failures and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather, could result in loss of usable product or prevent or delay the delivery of product candidates to patients.

Penn, Minaris, Lonza, or other third-party CMOs that we engage, or we may also experience manufacturing difficulties due to resource constraints, labor disputes or workforce limitations arising from the expanding need for manufacturing in the cell therapy field and the limited number of training programs for technical staff. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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

Disruptions at the FDA, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs or biologics to be reviewed, which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion. In addition, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed blanket tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For instance, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

•
On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•
On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (IRA) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (PBMs) in drug pricing and market access.

Further, the Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025, or the OBBBA, orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.

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

On March 31, 2025, we converted the S-3ASR to an S-3 by post-effective amendments. This S-3 was declared effective on March 31, 2025. We have a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, pursuant to its S-3, and subject to the limitations thereof. The S-3 and 2024 Sales Agreement replaced our former registration statement and sales agreement, pursuant to which we had a $100.0 million at-the-market offering program, all of which we sold. On June 11, 2025, the 2024 ATM Program with TD Cowen was terminated. Prior to termination, the Company sold an aggregate of 2,609,865 shares pursuant to the 2024 ATM Program for total net proceeds of $7.7 million, consisting of $5.1 million in 2024 and $2.6 million in 2025. In June 2025, our stockholders approved an amendment to our Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000 (293,590,481 voting and 6,409,519 non-voting).

Subsequently, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The accompanying warrant has an exercise price of $2.50 per share, is immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. In connection with this offering, our executive officers and directors entered into lock-up agreements, whereby they agreed to, among other things, subject to certain exceptions, not to offer, sell, assign, transfer, pledge, contract to sell, lend or otherwise dispose of or announce the intention to otherwise dispose of, any shares of common stock or securities convertible into or exercisable or exchangeable for common stock for a period of 90 days, which will expire on September 9, 2025. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

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

*Changes in tax laws could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or the IRS, and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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
•
publication of news reports about us or our industry;
•
inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website;
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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 10, 2025)

3.3

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.4

Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed with the SEC on May 12, 2022)

10.1† *	Development and Manufacturing Services Agreement, dated as of December 19, 2024, between the Registrant and Lonza Houston Inc.
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 12, 2025)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 12, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: August 7, 2025	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)