Form 10-Q
period 2025-09-30
Cabaletta Bio, Inc.
filed 2025-11-10
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 96,265,204 shares of common stock, $0.00001 par value per share, outstanding.

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
•
our expected use of proceeds from sales of our common stock in "at-the-market" offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to extend our current cash runway beyond our current expectations into the second half of 2026 and meet our operating needs, including our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$60,206	$163,962
Short-term investments	99,725	—
Prepaid expenses and other current assets	4,630	2,713
Total current assets	164,561	166,675
Property and equipment, net	2,063	2,743
Finance lease right-of-use assets	15,931	7,020
Operating lease right-of-use assets	3,597	6,315
Other assets	3,607	2,293
Total assets	$189,759	$185,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,267	$4,923
Accrued and other current liabilities	16,246	12,188
Finance lease liabilities, current portion	17,596	5,989
Operating lease liabilities, current portion	3,626	3,986
Total current liabilities	45,735	27,086
Finance lease liabilities, net of current portion	4,558	3,241
Operating lease liabilities, net of current portion	—	2,384
Total liabilities	50,293	32,711
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Voting and non-voting common stock, $0.00001 par value: 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2025 and 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2024; 96,265,204 voting shares issued and outstanding as of September 30, 2025 and 50,743,101 voting shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	614,480	501,435
Accumulated other comprehensive income	23	—
Accumulated deficit	(475,038)	(349,101)
Total stockholders’ equity	139,466	152,335
Total liabilities and stockholders’ equity	$189,759	$185,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$39,824	$26,290	$106,480	$71,671
General and administrative	6,764	6,756	23,150	19,685
Total operating expenses	46,588	33,046	129,630	91,356
Loss from operations	(46,588)	(33,046)	(129,630)	(91,356)
Other income (expense):
Interest income	1,808	2,417	4,705	8,078
Interest expense	(584)	—	(1,449)	—
Other income, net	498	—	437	—
Net loss	$(44,866)	$(30,629)	$(125,937)	$(83,278)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	22	30	23	(38)
Net comprehensive loss	$(44,844)	$(30,599)	$(125,914)	$(83,316)
Net loss per share of voting and non-voting common stock, basic and diluted	$(0.44)	$(0.62)	$(1.75)	$(1.69)

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2024	50,743,101	$1	$501,435	$—	$(349,101)	$152,335
Stock-based compensation	—	—	5,161	—	—	5,161
Net loss	—	—	—	—	(35,943)	(35,943)
Balance—March 31, 2025	50,743,101	$1	$506,596	$—	$(385,044)	$121,553
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $6,442	39,200,000	—	93,558	—	—	93,558
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,384,865	—	2,595	—	—	2,595
Issuance of common stock under employee stock purchase plan	123,933	—	197	—	—	197
Stock-based compensation	—	—	5,705	—	—	5,705
Net unrealized gains on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(45,128)	(45,128)
Balance—June 30, 2025	91,451,899	$1	$608,651	$1	$(430,172)	$178,481
Stock-based compensation	—	—	5,815	—	—	5,815
Issuance of common stock in connection with exercise of stock options	13,334	—	14	—	—	14
Issuance of common stock upon exercise of pre-funded warrants	4,799,971	—	—	—	—	—
Net unrealized gains on available-for-sale securities	—	—	—	22	—	22
Net loss	—	—	—	—	(44,866)	(44,866)
Balance—September 30, 2025	96,265,204	$1	$614,480	$23	$(475,038)	$139,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(125,937)	$(83,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,681	14,054
Depreciation	1,298	1,243
Non-cash finance lease expense	8,363	—
Non-cash operating lease expense	2,718	4,842
Accretion of operating lease liabilities	426	732
Amortization of discount on investments	(665)	(1,430)
Loss on foreign currency exchange rates	146	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,917)	738
Other assets	(1,314)	(773)
Accounts payable	3,256	(1,692)
Accrued and other current liabilities	4,379	4,521
Lease liabilities	(3,170)	(4,057)
Accrued interest payable under finance lease	(1)	—
Net cash used in operating activities	(95,737)	(65,100)
Cash flows from investing activities:
Purchases of property and equipment	(1,024)	(1,835)
Purchases of investments	(99,037)	—
Proceeds from maturities of investments	—	37,000
Net cash (used in) provided by investing activities	(100,061)	35,165
Cash flows from financing activities:
Proceeds from the issuance of common stock, warrants and pre-funded warrants, net of issuance costs	93,558	—
Issuance of common stock from ATM offering, net of sales agent commission and fees	2,595	5,746
Proceeds from issuance of common stock in connection with the exercise of stock options	14	1,430
Proceeds from issuance of common stock under employee stock purchase plan	197	129
Principal payments on finance leases	(4,349)	—
Net cash provided by financing activities	92,015	7,305
Effect of exchange rate changes on cash and cash equivalents	27	—
Net decrease in cash and cash equivalents	(103,756)	(22,630)
Cash and cash equivalents—beginning of period	163,962	193,238
Cash and cash equivalents—end of period	$60,206	$170,608
Supplemental disclosures
Cash paid for interest	$1,449	$—
Property and equipment purchases included in accounts payable and accrued expenses	$—	$383
Right-of-use assets obtained in exchange for finance lease obligations	$17,655	$—
Right-of-use assets obtained in exchange for operating lease obligations	$—	$13,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The unaudited condensed consolidated financial statements include the accounts of Cabaletta and its wholly owned subsidiaries: Cabaletta Bio GmbH and Cabaletta Bio (Germany) GmbH. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2025, the Company has incurred an accumulated deficit of $475,038 and has cash, cash equivalents and investments of $159,931. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. The Company expects that its current cash, cash equivalents and investments may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company's cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2025 and the results of its operations and its cash flows for the interim periods ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025 (2024 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2024 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$58,098	$58,098	$—	$—
Short-term investments:
U.S. Treasury securities	99,725	—	99,725	—
Total	$157,823	$58,098	$99,725	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$162,634	$162,634	$—	$—
Total	$162,634	$162,634	$—	$—

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

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Financial assets
Cash	$2,108	$—	$—	$2,108
Money market funds	58,098	—	—	58,098
Included in cash and cash equivalents	60,206	—	—	60,206
U.S. Treasury securities - due in one year or less				—
Included in short-term investments	99,702	26	(3)	99,725
Total	$159,908	$26	$(3)	$159,931

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Manufacturing and other research and development services	$6,160	$2,255
Clinical trial research and development services	3,087	1,236
General and administrative services	205	342
Compensation expense	6,764	8,315
Other	30	40
	$16,246	$12,188

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2025.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $894 and $4,188 for the three and nine months ended September 30, 2025 and $888 and $2,408 for the three and nine months ended September 30, 2024, respectively. The Company is committed to pay up to a remaining $750 under the CARTA Services Agreement for cell processing manufacturing through December 31, 2025.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. In December 2024 and through November 2025, the Company and Oxford entered into work orders with a cost of approximately $23,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of September 30, 2025, the Company has recognized project to date expense of $6,287 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2025, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expenses:
Personnel	$11,700	$10,289	$35,066	$27,453
Clinical trials	10,872	6,228	28,453	15,963
Development services	3,677	4,495	11,442	12,954
Manufacturing	12,997	4,835	29,639	12,176
License of intellectual property	—	4	—	1,519
Other research and development costs (1)	578	439	1,880	1,606
General and administration expenses	6,764	6,756	23,150	19,685
Interest income	(1,808)	(2,417)	(4,705)	(8,078)
Interest expense	584	—	1,449	—
Other income, net	(498)	—	(437)	—
Net loss	$44,866	$30,629	$125,937	$83,278

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

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025, resulting in the recognition of a right-of-use asset and lease liability of $14,934. As of September 30, 2025, the Company extended the lease term in accordance with the Lonza Agreement resulting in an increase of the right-of-use asset and lease liability of $2,721.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,170	$4,057
Operating cash flows used for finance leases	1,449	—
Financing cash flows used for finance leases	4,349	—
Other information
Weighted average remaining lease term - finance leases (in years)	1.2	—
Weighted average discount rate - finance leases	10.9%	—
Weighted average remaining lease term - operating leases (in years)	0.9	1.9
Weighted average discount rate - operating leases	11.0%	11.3%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of September 30, 2025 are as follows:

	Finance Leases	Operating Leases
October 1, 2025 - December 31, 2025	$6,349	$1,057
2026	17,529	2,769
Total undiscounted lease payments	23,878	3,826
Less imputed interest	(1,724)	(200)
Total lease liability	$22,154	$3,626

9. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue 293,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. In May 2024, the remaining

1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock are outstanding as of September 30, 2025.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2025, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. As of September 30, 2025, no common stock warrants had been exercised.

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

On August 7, 2025, the Company filed a Registration Statement (File No. 333-289339) with the Securities and Exchange Commission (SEC), which was declared effective on August 15, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of the Company's common stock from time to time in “at-the-market” offerings (the 2025 ATM Program) under the 2025 Shelf Registration Statement and subject to the limitations thereof (the 2025 Sales Agreement). No shares have been sold pursuant to the 2025 ATM Program as of the date of this Quarterly Report on Form 10-Q.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2025, the total number of shares under the 2019 Plan was increased by 2,029,724; shares pursuant to the 2019 Plan Evergreen Provision. As of September 30, 2025, there were 1,008,670 shares remaining available for issuance under the 2019 Plan.

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

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	11,231,148	$10.63	7.4	$989
Granted	3,133,050	1.71
Exercised	(13,334)	1.01		$9
Forfeited/Cancelled	(732,691)	7.63
Outstanding as of September 30, 2025	13,618,173	$8.75	7.2	$2,913
Options Exercisable at September 30, 2025	7,479,760	$9.40	5.9	$1,016

(1) The weighted average exercise prices and aggregate intrinsic values in this table will not reflect the impact of the May 2025 repricing until the retention period is complete in May 2026.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.46 and $15.61, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine months ended September 30,
	2025	2024
Risk-free interest rate	3.94%—4.46%	3.43%—4.60%
Expected term	5.5 years—6.1 years	5.5 years—6.2 years
Expected volatility	112%—118%	104%—110%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$3,317	$2,769	$9,272	$7,325
General and administrative	2,498	2,481	7,409	6,729
Total	$5,815	$5,250	$16,681	$14,054

As of September 30, 2025, there was $38,664 of unrecognized compensation cost related to unvested option awards and vested option awards subject to the twelve month retention period, which is expected to be recognized over a weighted-average period of 2.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. There was no increase to the total number of shares available under the 2019 ESPP on January 1, 2025, 2024, 2023 or 2022, respectively. As of September 30, 2025, there were 190,326 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2025 and December 31, 2024.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2025 and 2024 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 6,000,000 and 624,574 shares of common stock.

Diluted net loss per share is calculated using the if-converted method as of September 30, 2024, which assumes conversion of all non-voting common stock to voting common stock.

	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
	Voting common stock	Voting common stock
Basic and diluted net loss per share:
Net loss	$(44,866)	$(125,937)
Weighted average number of shares outstanding	102,262,904	71,816,247
Net loss per share, basic and diluted	$(0.44)	$(1.75)

	Three months ended		Nine months ended
	September 30, 2024		September 30, 2024
	Voting common stock	Non-voting common stock	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(30,629)	$—	$(82,185)	$(1,093)

Denominator
Weighted average number of shares used in basic per share computation	49,470,666	—	48,758,341	648,351
Net loss per share, basic	$(0.62)	$—	$(1.69)	$(1.69)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(30,629)	$—	$(82,185)	$(1,093)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	—	—	(1,093)	—
Allocation of undistributed losses	$(30,629)	$—	$(83,278)	$(1,093)

Denominator
Weighted average number of shares used in basic per share computation	49,470,666	—	48,758,341	648,351
Add: conversion of non-voting to voting common shares outstanding	—	—	648,351	—
Weighted average number of shares used in diluted per share computation	49,470,666	—	49,406,692	648,351
Net loss per share, diluted	$(0.62)	$—	$(1.69)	$(1.69)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2025	2024
Stock options to purchase common stock	13,618,173	10,610,798
Warrants to purchase common stock	53,090,190	—
Total	66,708,363	10,610,798

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

Based on clinical data presented in October 2025 at the American College of Rheumatology (ACR) Convergence 2025, we are initiating a DM/ASyS registrational cohort within the RESET-MyositisTM trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Consistent with the previously announced FDA alignment on registrational cohort design, which is based on several interactions with FDA regarding the registrational trial, including direct review and feedback on the registrational trial protocol in August 2025, we are aligned on a registrational cohort with a 16-week primary endpoint of moderate or major TIS response while off immunomodulators and on no or low-dose steroids.

The planned size of 14 patients for the registrational cohort is based on the assumed treatment effect of rese-cel in DM/ASyS patients and an estimated background rate. The estimated background rate will be determined from an external myositis patient registry, as aligned with the FDA, and will include patients with similar inclusion criteria as those in the registrational DM/ASyS cohort. The registry protocol and the statistical analysis plan are expected to be submitted to the FDA this year.

Based on comprehensive literature review to estimate the background rate, the likelihood of an active, refractory myositis patient achieving moderate or major TIS response within 16 weeks and concurrently discontinuing all immunomodulators is expected to be less than 10%. Changes in the assumed background rate would result in a change in the number of rese-cel treated patients who would need to achieve the primary endpoint in the 14-patient registrational cohort. For example, if the background rate is 10%, then 5/14 patients would need to achieve the primary endpoint for a statistically positive study. If the background rate is 25%, then 8/14 patients would need to achieve the primary endpoint for a statistically positive study.

The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1 x 106 cells/kg as used in the Phase 1/2 myositis cohorts. The FDA supported the use of pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis specific safety data for the BLA submission in myositis and we aligned with the FDA on the size of the required safety database, which is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We remain on track to initiate enrollment in the registrational DM/ASyS cohort in the fourth quarter of 2025 with expected BLA submission in 2027.

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

The RESET-SLETM Phase 1/2 clinical trial, which is actively enrolling patients, is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In March 2024, Health Canada issued a No Objection Letter in response to a Clinical Trial Application, or CTA, for the RESET-SLETM trial, and in October 2024, the European Medicines Agency allowed a CTA submitted by Cabaletta for the RESET-SLETM trial to proceed, enabling us to begin the process of activating clinical trial sites and pursuing patient enrollment in these geographies. We anticipate aligning with the FDA on the registrational cohort design for studies in SLE/LN in the fourth quarter of 2025.

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

The actively enrolling RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for SSc patients and Orphan Drug Designation for rese-cel for SSc in January and March 2024, respectively. We anticipate aligning with the FDA on the registrational cohort design for studies in SSc in the fourth quarter of 2025.

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

In October 2025, we announced rese-cel was generally well tolerated across two AChR-positive and two AChR-negative patients (both seronegative; no anti-MuSK or anti-LRP4 antibodies). No CRS (cytokine release syndrome) occurred in three of four patients with grade 2 CRS occurring in AChR-pos-2 that resolved with no sequelae. As of the September 11, 2025 data cut-off, two evaluable patients (AChR-neg-1 and AChR-neg-2) remain off immunomodulatory medication and achieved significant improvements in

MG-ADL (with AChR-neg-1 achieving Minimal Symptom Expression). AChR-pos-1 is not evaluable due to use of a prohibited cytotoxic medication that may have inhibited CAR T activity and AChR-pos-2 has insufficient follow-up.

Both cohorts have been fully enrolled. We anticipate aligning with the FDA on the registrational cohort design for studies in MG in the first half of 2026.

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

In October 2025, we announced rese-cel exhibited similar CAR T cell expansion and contraction kinetics relative to translational data reported from other RESETTM trials with preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. In these two patients, rapid reduction in autoantibodies to desmoglein was observed and the increase in peak B cell activating factor (BAFF) was at the low end of the range of patients dosed with rese-cel plus preconditioning from pre-infusion through the latest follow-up, suggestive of potential deep B cell depletion in the tissue. Additional follow up will be required to determine if the initial clinical effects are durable and to determine if the findings can be replicated in other autoimmune diseases.

Rese-cel was generally well tolerated with no immune effector cell-associated neurotoxicity syndrome (ICANS) reported. After infusion, patient 1 experienced transient fever (grade 1 cytokine release syndrome). Patient 2 required a course of steroids for a disease flare in the first two weeks following infusion after discontinuing immunomodulators. This steroid course was less intense than a previous course that was administered for a flare prior to infusion where limited impact on disease was observed. The patient has tapered the steroid dose to below the pre-infusion baseline dose at 3 months post-infusion.

PDAI activity scores have formed the basis for recent regulatory approvals in PV, and total PDAI scores were also reported to be consistent with the PDAI activity scores in the late breaking clinical trial session. PDAI improvements were most significant in the two patients who seemed to experience complete peripheral B cell depletion. All three patients remain off immunomodulators through the data cut-off September 11, 2025.

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

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of September 30, 2025, we had $159.9 million in cash, cash equivalents and investments.

Recent Developments

ACR Clinical Data

In October 2025, we presented updated clinical and translational data from the RESETTM clinical trial programs, with a data cut-off of September 11, 2025. As of October 24, 2025, we have enrolled 76 patients at 77 clinical trial sites globally.

In the RESET-MyositisTM trial, we presented complete adult Phase 1/2 clinical data from 6 patients in the combined DM/ASyS (4 DM and 2 ASyS syndrome) cohort and 6 patients in the IMNM cohort, in addition to 1 patient in the JIIM cohort. Regarding safety, 4 of 13 patients experienced fever, or grade 1 CRS, and no ICANS was observed.

All 4 DM/ASyS patients who met the key inclusion criteria for the registrational cohort with sufficient follow-up achieved immunomodulatory-free TIS responses of moderate or major improvement at week 16. Based on these clinical data, we are initiating a DM/ASyS registrational cohort within the RESET-MyositisTM trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Consistent with the previously announced FDA alignment on registrational cohort design, we expect to enroll 14 patients in the registrational cohort with a 16-week primary endpoint of moderate or major TIS response while off immunomodulators and on no or low-dose steroids. We remain on track to initiate enrollment in the registrational DM/ASyS cohort in the fourth quarter of 2025.

Two of 4 IMNM patients with sufficient follow-up achieved immunomodulatory-free TIS responses at week 24. In a subset of ASyS and IMNM patients with limited durability or response, rese-cel achieved complete B cell elimination and an apparent B cell reset, but did not lead to antibody clearance, suggesting CD19 long-lived plasma cells may be a clinically meaningful source for potentially pathogenic autoantibodies in these patients. Prior to the potential initiation of a registrational IMNM cohort, additional patients will be enrolled in the Phase 1/2 cohort with refined entry criteria and existing patients will be followed to further evaluate efficacy and durability in this patient population.

In the RESET-SScTM trial, we presented preliminary Phase 1/2 clinical data from 6 patients, including 3 in the severe skin (SSc-Skin) cohort and 3 in the organ (SSc-Organ) cohort. Three of these 6 patients experienced low-grade CRS (grade 1 or 2) and one ICANS event was observed (grade 3, previously reported in March 2025).

All 4 patients with at least 3 months of follow-up achieved an rCRISS-25 response off immunomodulators and steroids. These initial data suggest the potential for rese-cel to reset the immune system in systemic sclerosis, allowing patients to achieve transformative clinical responses off all immunomodulators and glucocorticoids. We anticipate FDA alignment on the registrational cohort design in the fourth quarter of 2025.

In the RESET-SLETM trial, we presented preliminary Phase 1/2 clinical data from 9 patients, including 5 patients in the non-renal SLE cohort and 4 patients in the LN cohort. Six of 9 patients experienced no CRS (grade 1 events were reported in 3 patients) and 8 of 9 patients experienced no ICANS (grade 4 in 1 patient, previously reported in August 2024). Three of 4 SLE patients with at least 3 months of follow-up achieved DORIS (definition of remission in SLE), and the fourth patient with pure class V LN achieved a complete renal response. Three of 4 LN patients with at least 3 months of follow-up showed renal response. All 9 patients were off all immunomodulators through the data cut-off of September 11, 2025. Patients across both cohorts achieved a median 8-point reduction in SLEDAI-2K and a significant reduction in anti-dsDNA antibodies was observed.

Based on the clinical responses observed in lupus following complete B cell depletion after administration of rese-cel with preconditioning, and with the initial data from 3 patients in RESET-PV™ showing that potentially complete B cell depletion is possible with a single, weight-based dose of rese-cel without the use of a fludarabine and cyclophosphamide lymphodepleting regimen, we are expanding this approach into lupus, which predominantly affects women of child-bearing potential. We are incorporating this new dose-escalation cohort into the RESET-SLETM trial with initial clinical data anticipated in 2026.

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

Other Income, net

Other income, net primarily consists of foreign currency gains and losses and proceeds received from the sale of our Pennsylvania research and development tax credits.

Results of Operations for the three months ended September 30, 2025 and 2024

The following sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$39,824	$26,290	$13,534
General and administrative	6,764	6,756	8
Total operating expenses	46,588	33,046	13,542
Loss from operations	(46,588)	(33,046)	(13,542)
Other income (expense):
Interest income	1,808	2,417	(609)
Interest expense	(584)	—	(584)
Other income, net	498	—	498
Net loss	$(44,866)	$(30,629)	$(14,237)

Research and Development

Research and development expenses were $39.8 million for the three months ended September 30, 2025 compared to $26.3 million for the three months ended September 30, 2024. The table below summarizes our research and development expenses:

	Three months ended September 30,
	2025	2024	Change
	(in thousands)
License of intellectual property	$—	$4	$(4)
Manufacturing	12,997	4,835	8,162
Clinical trials	10,872	6,228	4,644
Personnel	11,700	10,289	1,411
Development services	3,677	4,495	(818)
Other	578	439	139
	$39,824	$26,290	$13,534

Specific changes in our research and development expenses year over year include a:

•
$8.2 million increase in manufacturing costs primarily due to expanded cell processing capabilities, increase in patient enrollment and related activities, including those for commercial readiness;
•
$4.6 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$1.4 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $0.5 million in stock-based compensation expense;

General and Administrative

General and administrative expenses were $6.8 million for the three months ended September 30, 2025 compared to $6.8 million for the three months ended September 30, 2024. General and administrative expenses were comparable to the prior quarter.

Interest Income

Interest income decreased by $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower cash, cash equivalents and investment balances earning interest, following the use of proceeds from the May 2023 financing and sales of common stock under the 2023 ATM Program in late 2023 and early 2024 and the timing of the June 2025 financing, which closed in mid-June 2025.

Interest Expense

Interest expense increased $0.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to finance lease arrangements related to embedded leases within our manufacturing agreements with Minaris and Lonza.

Other Income, net

Other Income, net increased $0.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to proceeds received from the sale of our Pennsylvania research and development tax credits.

Results of Operations for the nine months ended September 30, 2025 and 2024

The following sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$106,480	$71,671	$34,809
General and administrative	23,150	19,685	3,465
Total operating expenses	129,630	91,356	38,274
Loss from operations	(129,630)	(91,356)	(38,274)
Other income (expense):
Interest income	4,705	8,078	(3,373)
Interest expense	(1,449)	—	(1,449)
Other income, net	437	—	437
Net loss	$(125,937)	$(83,278)	$(42,659)

Research and Development

Research and development expenses were $106.5 million for the nine months ended September 30, 2025 compared to $71.7 million for the nine months ended September 30, 2024. The table below summarizes our research and development expenses:

	Nine months ended September 30,
	2025	2024	Change
	(in thousands)
License of intellectual property	$—	$1,519	$(1,519)
Manufacturing	29,639	12,176	17,463
Clinical trials	28,453	15,963	12,490
Personnel	35,066	27,453	7,613
Development services	11,442	12,954	(1,512)
Other	1,880	1,606	274
	$106,480	$71,671	$34,809

Specific changes in our research and development expenses year over year include a:

•
$17.5 million increase in manufacturing costs primarily due to expanded cell processing capabilities, increase in patient enrollment and related activities, including those for commercial readiness;
•
$12.5 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$7.6 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $1.9 million in stock-based compensation expense; partially offset by a

•
$1.5 million decrease in license of intellectual property costs due to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the rese-cel trial; and
•
$1.5 million decrease in development services due to lower spend on lab consumables and external research activities.

General and Administrative

General and administrative expenses were $23.1 million for the nine months ended September 30, 2025 compared to $19.7 million for the nine months ended September 30, 2024. The increase of $3.4 million in our general and administrative expenses include:

•
$2.9 million of additional personnel costs, primarily driven by an increase in headcount, including our international operations, an increase of $0.7 million in stock-based compensation expense and $0.4 million of severance costs; and
•
$0.5 million higher administrative costs, including legal, information technology and travel as well as other administrative costs.

Interest Income

Interest income decreased by $3.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower cash, cash equivalents and investment balances earning interest, following the use of proceeds from the May 2023 financing and sales of common stock under the 2023 ATM Program in late 2023 and early 2024 and the timing of the June 2025 financing, which closed in mid-June 2025.

Interest Expense

Interest expense increased $1.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to finance lease arrangements related to embedded leases within our manufacturing agreements with Minaris and Lonza.

Other Income, net

Other Income, net increased $0.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to proceeds received from the sale of our Pennsylvania research and development tax credits.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $374.0 million. As of September 30, 2025, we had $159.9 million in cash, cash equivalents and investments which should enable us to fund our operations and capital expenditures into the second half of 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $475.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

On August 7, 2025, we filed a Registration Statement (File No. 333-289339) with the Securities and Exchange Commission, or the SEC, which was declared effective on August 15, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof, or the 2025 Sales Agreement. No shares have been sold pursuant to the 2025 ATM Program as of the date of this Quarterly Report on Form 10-Q.

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2025, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. As of September 30, 2025, no common stock warrants had been exercised.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(95,737)	$(65,100)
Investing activities	(100,061)	35,165
Financing activities	92,015	7,305
Effect of exchange rate changes on cash and cash equivalents	27	—
Net decrease in cash and cash equivalents	$(103,756)	$(22,630)

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities of $95.7 million was attributable to our net loss of $125.9 million, partially offset by non-cash charges of $29.0 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates and a net change of $1.2 million in our net operating assets and liabilities.

During the nine months ended September 30, 2024, cash used in operating activities of $65.1 million was attributable to a net loss of $83.3 million and a net change of $1.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $19.5 million primarily from stock-based compensation, non-cash lease expense and accretion of lease liabilities and depreciation.

Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities of $100.0 million was attributable to $99.0 million of purchases of investments and $1.0 million of purchases of property and equipment.

During the nine months ended September 30, 2024, cash provided by investing activities of $35.2 million was attributable to $37.0 million from the maturity of short term investments, partially offset by purchases of $1.8 million of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities of $92.0 million was attributable to $93.5 million in sales of common stock, warrants and pre-funded warrants to purchase common stock, net of issuance costs paid, $2.6 million in sales of common stock from our ATM offering, net of sales agent commission and fees and $0.2 million from the purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, offset by $4.3 million in principal payments on finance leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and investments of $159.9 million as of September 30, 2025. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2025, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

As of September 30, 2025, we had 148 full-time employees and three part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

There are also geopolitical tensions with China. For example, the BIOSECURE Act, legislation that Congress considered in 2024 but did not pass, would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern.” In March 2025, Altaris, LLC, a healthcare investment firm headquartered in New York, completed its acquisition of the US and UK based operations of Minaris. There has been proposed U.S. legislation as of recently that may have the effect of restricting the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies that the government names as “companies of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. On February 28, 2024, former President Biden signed Executive Order 14117 (“Preventing Access to Americans' Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) which implements a new framework to protect the privacy of personal data shared between the U.S. and Europe, which may, in effect, impact privacy laws with “countries of concern” such as China or Russia.

In addition, the increased prevalence of personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business operations. Further, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2025 and 2024, we recorded net losses of $125.9 million and $83.3 million, respectively. As of September 30, 2025, we had an accumulated deficit of $475.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our MusCAARTesTM trial and our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of September 30, 2025, we had $159.9 million of cash, cash equivalents and investments. Since our initial public offering, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $374.0 million. While we currently expect our existing cash, cash equivalents and investments to be sufficient to fund our operations into the second half of 2026, which includes complete Phase 1/2 clinical data in the RESET-SLETM, RESET-MyositisTM and RESET-SScTM trials and clinical data from the RESET-PVTM dose escalation trial, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Subsequently, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant, or the 2025 Offering. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The accompanying warrant has an exercise price of $2.50 per share, is immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial number of additional shares of our common stock under the 2025 Registration Statement or otherwise, the market price of our common stock could decline significantly.

On August 7, 2025, we filed the 2025 Registration Statement (File No. 333-289339) with SEC, which was declared effective on August 15, 2025, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the 2025 Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings under the 2025 Shelf Registration Statement and subject to the limitations thereof. No shares have been sold pursuant to the 2025 ATM Program.

In addition, as of the date of this Quarterly Report on Form 10-Q, we had outstanding 50,000,000 common stock warrants and pre-funded warrants to purchase 6,000,000 shares of our common stock. If some or all of these warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.

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

Future issuances of our common stock or other equity securities, or the perception that sales of this nature may occur, could adversely affect the trading price of our common stock, and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

*Our outstanding common stock warrants may not be exercised, and we may not receive any additional funds upon the exercise of such warrants.

As of the date of this Quarterly Report on Form 10-Q, we had outstanding 50,000,000 common stock warrants. If all common stock warrants were exercised for cash, we would receive approximately an additional $125 million in gross proceeds from the 2025 Offering. However, the warrant holders are not obligated to exercise these warrants, so we may receive little to no additional proceeds. Our common stock warrants have an exercise price of $2.50 per share and are exercisable at any time after the date of issuance. The common stock warrants expire fifteen months from the date of issuance. Warrant holders are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price. We cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.

In addition, the common stock warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying such warrants, in which case we would not receive any additional proceeds. Though we intend to maintain an effective registration statement for the underlying shares, we may not be able to do so. If the common stock warrants are not exercised for cash, or only a portion of the common stock warrants are exercised for cash, we would not receive anticipated warrant exercise proceeds which could materially and adversely affect our financial condition and ability to execute our business strategy.

*We will not receive any meaningful amount of additional funds upon the exercise of the pre-funded warrants; however, any exercise would increase the number of shares of our common stock eligible for future resale in the public market and result in dilution to our stockholders.

In the 2025 Offering, we issued and sold pre-funded warrants to purchase up to 10,800,000 shares of our common stock. Each pre-funded warrant is exercisable until it is fully exercised and by means of payment of the nominal cash purchase price upon exercise or by means of a “cashless exercise” according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns will affect our third-party suppliers and manufacturers. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act (or similar proposed variation thereof) or a similar law were to be enacted. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Disruptions at the FDA, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new drugs or biologics to be reviewed, which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion. In addition, over the past decade, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs or a widespread freeze on federal funding continues or occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, certain governments (including the United States and other countries) have imposed or may impose tariffs on a wide range of products, raw materials, and intermediate goods. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As of September 30, 2025, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 54% of our common stock. Accordingly, these stockholders could have the ability to influence us through this ownership position and may be able to determine the outcome of certain matters requiring stockholder approval. For example, these stockholders may be able to control the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The dual class structure of our common stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of our non-voting common stock are not entitled to any votes. Nonetheless, each share of our non-voting common stock may be converted at any time into one share of our common stock at the option of its holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and non-voting common stock, but 10% or less of our common stock, and are not otherwise a company insider, may not be required to report changes in their ownership due to transactions in our non-voting common stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act. No shares of non-voting common stock are currently outstanding.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Cabaletta Bio, Inc.

Date: November 10, 2025	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)