Form 10-K
period 2025-12-31
Cabaletta Bio, Inc.
filed 2026-03-23
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $137 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2025.

The number of shares of registrant’s Common Stock outstanding as of March 19, 2026 was 111,322,671.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc) and/or Lonza Houston Inc., or Lonza, and/or Cellares Corporation, or Cellares, for our current manufacturing needs for our Phase 1/2 RESET, or Restoring Self-Tolerance, clinical trials for resecabtagene autoleucel, or rese-cel (formerly referred to as CABA-201), and if manufacturing capacity at any of these manufacturing partners is reduced or otherwise delayed or limited, including due to legislative action, or if we, Minaris, Lonza, Cellares or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
•
We are reliant on intellectual property licensed to us by Nanjing IASO Biotherapeutics Co., Ltd., or IASO, and termination of this license agreement would result in the loss of significant rights, which would have a material adverse effect on our business.
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
•
We may be unable to reach agreement with the FDA or comparable foreign regulatory authorities on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use or may be unable to establish such comparability.
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
•
We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding beyond our current cash position that enables our operations into the fourth quarter of 2026, we may be forced to delay, reduce or discontinue our product development programs efforts or other operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success, cost and timing and conduct of our clinical trial programs, including our Phase 1/2 RESETTM clinical trials for rese-cel, and any other product candidates, including statements regarding the timing of initiation, enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the expected timing and significance around the announcement of safety, biologic activity and/or any additional clinical data from our RESETTM clinical trials for rese-cel;
•
the timing of and our ability to obtain and maintain regulatory approval of our product candidates, including rese-cel, and any other product candidates, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•
our expectations for the tolerability and clinical activity of rese-cel and ability to advance this product candidate through our license agreement with IASO;
•
the potential benefits of our Orphan Drug, Rare Pediatric Disease and Fast Track designations;
•
our expected use of proceeds from sales of our common stock in "at-the-market" offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to extend our current cash runway beyond our current expectations into the fourth quarter of 2026 and meet our operating needs, including our ability to continue as a going concern;
•
our plans to pursue research and development of other product candidates;
•
the potential advantages of our proprietary Cabaletta Approach for B cell Ablation platform, called our CABA® platform, and our product candidates;
•
the extent to which our scientific approach and CABA® platform may potentially address a broad range of diseases;
•
the potential benefits and success of our arrangements with IASO, Oxford, Minaris, Lonza and Cellares;
•
our ability to successfully leverage our research and translational insights;
•
our expectations regarding the results observed with the similarly-designed construct employed in recent academic publications, including the dosing regimen, and the implications on rese-cel;
•
our ability to successfully commercialize our product candidates, including rese-cel and any other product candidates;
•
the potential receipt of revenue from future sales of rese-cel and any other product candidates, if approved;
•
the rate and degree of market acceptance and clinical utility of rese-cel and any other product candidates;
•
our estimates regarding the potential market opportunity for rese-cel and any other product candidates, and our ability to serve those markets;
•
our sales, marketing and distribution capabilities and strategy, whether alone or with potential future collaborators;

•
our ability to establish and maintain arrangements or a facility for manufacture of rese-cel and any other product candidates;
•
our ability to obtain funding for our operations, including funding necessary to initiate and complete our RESETTM clinical trials of rese-cel and any ongoing preclinical studies of other product candidates;
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

PART I

Item 1. Business.

Overview

We are a late clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation platform, focuses on the CARTA approach. CARTA refers to Chimeric Antigen Receptor T cells for Autoimmunity and is designed to potentially reset the immune system. Based on clinical data reported to date, we believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases and that it has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Resecabtagene autoleucel, or rese-cel (formerly referred to as CABA-201), is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single, weight-based infusion of T cells that are engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy transitional, naïve B cells. This approach has demonstrated the potential to reset the immune system and result in meaningful clinical responses without chronic therapy requirements in patients. The efficacy and safety of rese-cel was recently reviewed along with all other commercial and academic constructs in development in a February 2026 Nature Biotechnology publication.

In December 2025, we initiated a registrational trial with rese-cel for patients with dermatomyositis or anti-synthetase syndrome. In addition, we have ongoing Phase 1/2 trials evaluating rese-cel with a standard preconditioning regimen, fludarabine and cyclophosphamide, in systemic lupus erythematosus, or SLE, in patients with active lupus nephritis, or LN, or active SLE without renal involvement, systemic sclerosis, or SSc, and generalized myasthenia gravis, or gMG. In addition to our core development program across multiple indications using standard preconditioning regimens and standard manufacturing processes with partnered Contract and Development Manufacturing Organizations, or CDMOs, based on early data from a phase 1/2 trial evaluating rese-cel without preconditioning in pemphigus vulgaris patients, we are evaluating rese-cel without preconditioning in non-renal SLE and LN patients.

In addition, in January 2026 we announced INDa clearance for rese-cel to be manufactured using an automated manufacturing platform – the Cell ShuttleTM from Cellares - offering the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment by the Company. The first clinical experience from these patients is expected to be presented in the first half of 2026.

Durability data from the no preconditioning SLE, LN and PV patients as well as the patients treated with rese-cel manufactured by the Cellares Cell ShuttleTM is expected to be presented in the second half of 2026.

RESET-Myositis®

The three adult myositis subtypes, dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM, being evaluated in the RESET-Myositis® Phase 1/2 clinical trial of rese-cel affect approximately 80,000 patients in the U.S. Myositis typically affects middle-aged individuals, particularly women, and disease is often refractory, despite existing therapies. In the United States, we believe approximately 20% to 25% of the prevalent population, or 16,000 to 20,000 people, would be potentially eligible patients for rese-cel.

The RESET-Myositis® Phase 1/2 clinical trial is designed to treat at least six patients with DM, or ASyS, at least six patients with IMNM, as well as at least six patients with juvenile idiopathic inflammatory myopathy, or JIIM, all in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. In May 2025, we announced the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation to rese-cel for the treatment of myositis.

Based on clinical data presented in October 2025 at the American College of Rheumatology, or the ACR, Convergence 2025, we have initiated a DM/ASyS registrational cohort within the RESET-Myositis® trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Our registrational trial design includes a 16-week primary endpoint of moderate or major TIS response while off immunomodulators and on no or low-dose steroids. Based on the safety data from the phase 1/2 cohort, the protocol permits outpatient administration. In addition, we are planning for a pediatric submission in juvenile idiopathic inflammatory myopathy, or JIIM, based on data available at the time of adult submission from the ongoing Ph 1/2 cohort to support a pediatric label claim.

The planned size of 17 patients for the registrational cohort is based on the assumed treatment effect of rese-cel in DM/ASyS patients and an estimated background rate. The estimated background rate will be determined from a retrospective analysis of an external myositis patient registry and will include patients with similar inclusion criteria as those in the registrational DM/ASyS cohort. Based on comprehensive literature review to estimate the background rate, we estimate the likelihood of an active, refractory myositis patient achieving moderate or major TIS response within 16 weeks and concurrently discontinuing all immunomodulators to be less than 10%. Changes in the assumed background rate would result in a change in the number of rese-cel treated patients who would need to achieve the primary endpoint in the 17-patient registrational cohort.

The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1 x 106 cells/kg as used in the Phase 1/2 myositis cohorts with similar enrollment criteria. As presented at ACR Convergence 2025, all myositis patients in the Phase 1/2 DM/ASyS cohort with sufficient follow-up who met key registrational inclusion criteria exceeded the registrational primary endpoint, demonstrating major TIS responses with no immunomodulators. Based on discussions with the FDA, we plan to use pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis specific safety data for the Biologics License Application, or BLA, submission in myositis, and the required safety database is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We initiated enrollment in the registrational DM/ASyS cohort in December 2025 and anticipate BLA submission in 2027.

RESET-SLETM

SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., with LN as the most common end-organ manifestation, affecting approximately 30-40% of SLE patients.

The RESET-SLETM Phase 1/2 clinical trial is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In November 2025, we announced the FDA granted RMAT designation to rese-cel for treatment of SLE and LN. In January 2026, Cabaletta announced registrational cohort designs in RESET-SLETM to evaluate the current rese-cel weight-based dose of 1 million cells/kg in a single infusion with preconditioning, including two independent, single-arm cohorts, one consisting of patients with non-renal SLE and one consisting of patients with LN each evaluating approximately 25 patients with unique endpoints in each cohort. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026. Cabaletta will provide an update on next steps for these cohorts in 2026, subject to dose-ranging data evaluating rese-cel without preconditioning in lupus patients.

RESET-SScTM

SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 90,000 patients in the U.S., typically middle-aged individuals, particularly women.

The RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for rese-cel for the treatment of SSc in January and March 2024, respectively. In January 2026, Cabaletta announced the FDA granted RMAT designation to rese-cel for treatment of SSc. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026, and we anticipate announcing the registrational cohort design for SSc in the first half of 2026.

RESET-MGTM

MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 100,000 patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure.

The RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg.

In October 2025, we announced that rese-cel was generally well tolerated across two AChR-positive and two AChR-negative patients (both seronegative; no anti-MuSK or anti-LRP4 antibodies). No CRS (cytokine release syndrome) occurred in three of four patients, and grade 2 CRS occurred in AChR-pos-2 that resolved with no sequelae. As of the September 11, 2025 data cut-off, two evaluable patients (AChR-neg-1 and AChR-neg-2) remained off immunomodulatory medication and achieved significant improvements in MG-ADL (with AChR-neg-1 achieving Minimal Symptom Expression). AChR-pos-1 is not evaluable due to use of a prohibited cytotoxic medication that may have inhibited CAR T activity and AChR-pos-2 has insufficient follow-up.

Both cohorts have been fully enrolled. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026, and we anticipate announcing the registrational cohort design for studies in MG in mid-2026.

RESET-PV®

Pemphigus vulgaris, or PV, is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein, or DSG. DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, eyelids, etc. to bind tightly together. Disruption by the antibodies directed to DSG causes the painful blisters and erosions characteristic of PV. Approximately 15,000 patients in the U.S. are affected by PV.

The ongoing RESET-PV® trial is designed to evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV.

In October 2025, we announced that rese-cel exhibited similar CAR T cell expansion and contraction kinetics relative to translational data reported from other RESETTM trials with preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. In these two patients, rapid reduction in autoantibodies to desmoglein was observed and the increase in peak B cell activating factor, or BAFF, was at the low end of the range of patients dosed with rese-cel plus preconditioning from pre-infusion through the latest follow-up, suggestive of potential deep B cell depletion in the tissue. Additional follow up will be required to determine if the initial clinical effects are durable and to determine if the findings can be replicated in other autoimmune diseases. Rese-cel was generally well tolerated with no immune effector cell-associated neurotoxicity syndrome, or ICANS, reported as of the data cutoff. After infusion, patient 1 experienced transient fever (grade 1 cytokine release syndrome). Patient 2 required a course of steroids for a disease flare in the first two weeks following infusion after discontinuing immunomodulators.

PDAI activity scores have formed the basis for recent regulatory approvals in PV, and total PDAI scores in these patients were also reported to be consistent with the PDAI activity scores in the late breaking clinical trial session.

PDAI improvements were most significant in the two patients who seemed to experience complete peripheral B cell depletion.

Our History and Team

Our scientific co-founders, Aimee Payne, M.D., Ph.D., and Michael Milone, M.D., Ph.D., began partnering at Penn in 2013 to combine Dr. Payne’s expertise in B cell-mediated autoimmune diseases with Dr. Milone’s deep and experienced insights into the design and implementation of CAR T products. Dr. Payne is a worldwide leader in characterizing B cell-mediated autoantibody repertoires in PV and other autoimmune diseases. Dr. Milone is a renowned scientist in CAR T therapy and was a co-inventor of and a key driver in the preclinical discovery and development efforts that yielded Kymriah®, the first FDA-approved CAR T therapy for the treatment of B cell cancers. Their research attracted the attention of a colleague Steven Nichtberger, M.D., a professor of practice in the Vagelos LSM program and adjunct professor at the Wharton School at the University of Pennsylvania, and in 2017, based on over a year of interaction and discussions regarding the optimal strategy to advance the scientific opportunity into a commercially developed product portfolio that could offer potentially curative treatment options to patients, Drs. Payne, Milone and Nichtberger decided to launch Cabaletta Bio. The longstanding and highly productive partnership between our co-founders has been complemented by additional management experience that brings a successful history of translating academic cellular therapy research from Penn and elsewhere into commercially sponsored clinical trials and the establishment of a GMP manufacturing facility and organization.

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

Our Chief Commercial Officer, Steve Gavel, joined Cabaletta in October 2025 and was previously Senior Vice President, Global Cell Therapy Commercial Development at Legend Biotech from 2018 to 2025, reporting to the CEO, where he created and scaled its commercial organization and implementation of all CAR T logistics and management of the leading CAR T centers in the U.S., in partnership with Johnson & Johnson, to successfully launch and grow Carvykti®, a treatment for patients with multiple myeloma. Earlier, Mr. Gavel led U.S. commercial strategy at Celgene.

Cabaletta was founded with the purpose of developing targeted, potential curative engineered cell therapies for patients with autoimmune disease. After three years developing a legacy form of cell therapy, we were encouraged by results from an initial case report published in the New England Journal of Medicine in August 2021 and a follow-up academic clinical study published in Nature Medicine in September 2022, showing the potential for CD19-CAR T cell therapy to transform the course of SLE. In five patients with SLE, one-time treatment with a 4-1BB-containing CD19-CAR T cell therapy induced deep and durable clinical responses in all five patients within three months after treatment, with favorable tolerability. Healthy B cells repopulated in all patients within five months of treatment, and responses remained durable off SLE-associated medications for up to 4 years of follow-up, as of September 2025. These findings demonstrate the potential for CD19-CAR T cell therapy to “reset the immune system,” eliminating the cause of autoimmune disease with restoration of the healthy immune system.

Building on these results, we announced in October 2022 the development of rese-cel, a 4-1BB-containing CD19-CAR T investigational therapy, for the treatment of severe autoimmune diseases. Prompted by the initial case report in the New England Journal of Medicine, we conducted a global search to identify the optimally designed product candidate for patients with autoimmune diseases to be highly similar to the construct used by Dr. Georg Schett in the Nature Medicine paper. We are employing a clinically-evaluated fully human CD19 binder that has high similarity, including identical epitopes and similar binding activity, to the construct employed in the academic reports. Our exclusive translational research partnership with Dr. Schett involves our robust translational research laboratory combined with confidential sharing of his unpublished clinical data to generate early and actionable insights from his trials that are informing our clinical development strategy and plans. As a result of the collaboration, in September 2023, Cabaletta scientists published “Cytokine and reactivity profiles in SLE patients following anti-CD19 CART therapy” in Molecular Therapy: Methods and Clinical Development, highlighting studies performed on serum samples from the first six SLE patients treated with CD19-CAR T cell therapy by Dr. Schett’s team. The publication reports that in the three months following infusion, cytokine markers of systemic inflammation resolved, autoantibody titers declined, and humoral immunity was maintained.

Since announcing rese-cel in October 2022, Cabaletta has had five IND applications cleared within the routine 30-day period for the RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG and MS, in addition to the RESET-PV® trial that is evaluating rese-cel without preconditioning. Accelerated by the emerging clinical data with rese-cel, our team’s deep expertise in cell therapy in autoimmunity, demonstrated track record of strong clinical execution, positive regulatory interaction since 2018, and our successful cell therapy manufacturing, we are uniquely positioned to advance CD19-targeting cell therapy candidates to further our mission to develop therapies that deliver deep, durable and potentially curative responses for patients in a broad range of autoimmune diseases.

Our Strategy

Our goal is to build upon our deep expertise in engineered T cell therapies for autoimmune diseases to accelerate the discovery, development and commercialization of our product candidates. We believe achieving this goal could result in potentially curative therapies for patients with unmet medical needs who suffer from a broad range of autoimmune diseases with B cell involvement. To achieve this goal, key elements of our strategy include:

•
Achieving compelling clinical responses and a favorable safety profile for our lead product candidate, rese-cel, and demonstrating its ability to be administered in the outpatient setting. In October 2025, we announced that all 4 DM/ASyS patients who met the key inclusion criteria for the myositis registrational cohort with sufficient follow-up achieved immunomodulatory-free TIS responses of moderate or major improvement at week 16, which formed the foundation to initiate the registrational cohort in DM and ASyS. In December 2025, we initiated enrollment in the DM/ASyS registrational trial and we announced that in the first 40 patients dosed with rese-cel with preconditioning across 4 RESETTM trials, 95% of patients had either no CRS or Grade 1 CRS (transient fever) and 95% of patients experienced no ICANS. Outpatient administration of rese-cel is permitted within the myositis registrational trial, and, if ultimately approved, for outpatient administration. If successful, we believe outpatient administration can reduce hospital resource utilization and improve the reimbursement framework for the 30% of autoimmune patients who are Medicare-insured.
•
Leveraging our cellular therapy knowledge and manufacturing experience to manufacture rese-cel with the ability to achieve scalability to meet commercial demand with minimal capital investment. Our team has a successful track record of manufacturing novel cell therapy product candidates with academic and industry partners. We plan to launch utilizing multiple suppliers to ensure supply capacity and redundancy, while eliminating capital expenditure associated with a manufacturing facility. In addition, since 2023, we have partnered with Cellares Corporation, or Cellares, to incorporate automated manufacturing for rese-cel, which can enable scalability to produce rese-cel for thousands of patients per year with minimal capital investment, provide scheduling flexibility for rese-cel after commercialization and permit rapid expansion to support global expansion. Cellares is currently a manufacturer of rese-cel for the RESETTM clinical program and we anticipate initial clinical experience with Cellares in the first half of 2026 with full clinical and durability data in the second half of 2026.
•
Develop differentiated innovations for rese-cel, including rese-cel without preconditioning, which could enable market expansion, improve patient and provider experience and accelerate outpatient adoption in the commercial setting. In October 2025, we announced initial clinical and translational data from the initial dose cohort in the RESET-PV® trial evaluating rese-cel without preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. Meaningful early clinical responses were observed in all three patients starting in the first month post-infusion based on Pemphigus Disease Area Index, or PDAI, score for skin, scalp and mucosal surfaces. Based on the safety and early efficacy data, multiple patients have now been enrolled at a higher dose cohort within the RESET-PV® study, and the no preconditioning approach was expanded in the RESET-SLETM trial. We believe this innovation can potentially provide a simpler and more patient-focused alternative for lupus patients, many of whom are women of child-bearing potential, who may desire rese-cel without preconditioning. Based on evaluation of clinical durability data, the no-preconditioning strategy may be incorporated into each of our clinical trials.
•
Advancing the RESETTM Phase 1/2 clinical trials to address significant unmet patient need while continuing to commit to optimize the patient experience. We are focused on developing the first potentially curative targeted cellular therapies for patients with autoimmune diseases. We plan to continue development of rese-cel across a broad range of autoimmune diseases where the biologic opportunity for cure or treatment may be possible, addressing significant unmet patient need across multiple indications for rese-cel, with the goal of realizing the potential of rese-cel. While potentially serving a broad range of patients, we are committed to advancing to optimize the patient experience through minimizing the requirement for inpatient stay, optimizing the preconditioning regimen, reducing the burden of apheresis, and/or innovating manufacturing to address scale in autoimmune disease.

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

Our Pipeline and Product Candidates

We are a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies that have the potential to provide a deep and durable, perhaps curative, treatment for patients with autoimmune diseases. Our CABA® platform focuses on the CARTA approach. Our current product candidate pipeline is illustrated below.

1.
Myositis patients can also be treated by neurologists or dermatologists; lupus nephritis patients can also be treated by nephrologists.

RESETTM – REstoring SElf-Tolerance; Ab – Antibody; AChR – Acetylcholine receptor; gMG – Generalized myasthenia gravis; PV – Pemphigus vulgaris; SLE – Systemic lupus erythematosus; SSc – Systemic sclerosis. FDA Fast Track Designation received in dermatomyositis, SLE and lupus nephritis, systemic sclerosis, generalized myasthenia gravis and multiple sclerosis. FDA RMAT received in myositis, SLE, LN and systemic sclerosis.

Rese-cel for multiple autoimmune indications

Rese-cel is designed to achieve transient but deep depletion of all B cells following a single infusion, allowing for the elimination disease-causing B cells with subsequent repopulation by translational naïve healthy B cells. This strategy may be able to reset the immune system, providing potentially meaningful clinical responses to patients off immunosuppressive therapies. Cabaletta is advancing five RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG and PV, with potential application in a broad range of other autoimmune diseases.

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

Based on the clinical and translational data that we have presented to date and given rese-cel’s structural and functional similarity to the CD19-CAR T construct employed in the academic clinical study published in Nature Medicine, including incorporation of a 4-1BB co-stimulatory domain, we believe rese-cel may have the potential to reset the immune system and transform treatment of a broad range of autoimmune diseases with high unmet need.

Disease Backgrounds

Systemic lupus erythematosus is a chronic autoimmune disease, most common in young women between the ages of 15 and 40, with higher frequency and greater severity in people of color. In SLE, the immune system attacks healthy tissue throughout the body. It is results in a range of clinical manifestations, including end organ damage and an increased risk of death. SLE affects an estimated up to 320,000 patients in the U.S. Lupus nephritis is the most common end-organ manifestation of SLE, affecting approximately 30-40% of SLE patients. Among these patients, the risk of end-stage renal disease is approximately 17% and the risk of death is approximately 12%, each within 10 years of diagnosis.

Myositis refers to a group of autoimmune diseases characterized by severe inflammation and muscle weakness. It commonly impacts women of middle age, and in some cases, myositis may also affect other organs and systems in the body, such as the lungs, heart, or skin. Myositis is classified into several subtypes based on the underlying immune mechanisms and clinical characteristics. Although the pathogenesis of myositis is not well understood, there are several subtypes thought to be driven by B cells, including DM, ASyS and IMNM. All three subtypes can lead to severe functional impairment and may be life-threatening. Including juvenile myositis, or JIIM, patients, approximately 80,000 patients are affected by these subtypes in the U.S. Current standard of care typically involves medications to suppress the immune system and/or chronic intensive therapies such as intravenous immunoglobulin, or IVIg. Despite these therapies, many myositis patients have disease that remains refractory to existing medications.

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

Myasthenia gravis is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, or NMJ, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. Generalized MG affects approximately 100,000 patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, shortness of breath due to respiratory muscle weakness and risk for episodes of respiratory failure. Standard of care therapies include cholinesterase inhibitors, steroids, immunomodulators, and biologics, which often require chronic administration, increasing the risk of serious long-term side effects.

Pemphigus vulgaris is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called DSG. DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, and eyelids to bind tightly together. Disruption by the antibodies directed to DSG can cause extensive, painful blistering and life-threatening wounds characteristic of PV. Approximately 15,000 patients in the U.S. and approximately 20,000 patients in Europe are affected by PV. Current therapies do not adequately control the underlying autoimmune process, and PV management often involves long-term immunosuppression, with high-dose steroids used in initial treatment and for relapses. The risk of mortality among patients with PV has been reported to be 2- to 3-fold higher than in the general population.

Clinical Development Plan

Cabaletta is advancing RESETTM Phase 1/2 clinical trials in SLE, myositis, SSc, gMG and PV, with potential application in a broad range of other autoimmune diseases. These five RESETTM Phase 1/2 clinical trials are comprised of independent cohorts with specific objectively defined disease sub-types, which can enroll and dose patients in parallel, and each cohort is expected to be comprised of 6 patients. The trials are initiating at a weight-based dose, which is equivalent to the dose of the 4-1BB CD19-CAR T used in the academic publications (1.0 x 106 cells/kg) with the same preconditioning regimen of fludarabine and cyclophosphamide, with the exception of the RESET-PV® and RESET-SLETM trials, which contain cohorts that are evaluating rese-cel without preconditioning. Our clinical strategy enables broad investigation of rese-cel across cohorts with well-defined patient populations in our Phase 1/2 clinical trials with the same dose and similar design. We have also received FDA Fast Track Designation for rese-cel in SLE, lupus nephritis, dermatomyositis, systemic sclerosis and multiple sclerosis.

Manufacturing

Manufacturing Strategy

Manufacturing supply is comprised of three primary components: plasmid (for lentiviral vector production), lentiviral vector (for gene transfer in the cellular product) and cellular product (the final drug product). Our manufacturing strategy utilizes proven external suppliers, with a philosophy of maintaining redundant supply capability for cellular products while leveraging inventory build for plasmid and lentiviral vector, to mitigate potential supply interruption risk.

We established and implemented a phase-appropriate manufacturing supply strategy that optimized financial resources and speed for early clinical phase, or the Process A, and which was designed to enable a transition to a partially automated and commercially scalable process prior to the initiation of our first pivotal study in 2026, or the Process B. In addition, we are pursuing an automated version of Process B, or the Process C, capable of providing flexible and cost efficient supply at a scale that is estimated to be greater than what is achievable with the same footprint with Process B at existing CDMOs.

To support this manufacturing lifecycle plan, we designed and implemented a comparability strategy, which in alignment with our discussions with the FDA, supports the use of clinical safety data across Process A, B and C. Accordingly, Process A is undergoing a planned obsolescence in 2026. Process B is intended for initial commercial launch and is undergoing process validation activities in 2026 and 2027 to support BLA submission. Initial clinical manufacturing data using Process C is expected in 2026. If supportive, the process will be further refined and then put through process validation activities to support commercial application post BLA approval, in time to meet expanded commercial demand.

Contract and Development Manufacturing Organizations (CDMOs)

In December 2021, we entered into the License and Supply agreement, or the LSA, with Oxford Biomedica (UK) Limited, or Oxford, to supply lentiviral vector for the clinical and commercial development of a legacy product candidate. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program. In August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, we and Oxford entered into work orders for certain process validation activities as part of commercial readiness activities.

For early phase cellular product supply, in January 2021 and as amended in August 2022, we entered into an agreement with Minaris to serve as a cell processing manufacturing partner for a legacy program and have since completed enabling engineering and patient production runs. In August 2023, as amended in August 2024, we entered into an agreement with Minaris to serve as our manufacturing partner for the global clinical development of rese-cel in multiple indications using Process A. Minaris serves as a second CMDO for Process A, in addition to the Cell and Vaccine Production Facility, or CVPF, at the University of Pennsylvania, which has been phased out of clinical production supply as of 2026.

In order to expand our clinical supply to address the increasing pace of enrollment in our clinical trials, as well as to implement Process B and prepare for registrational trial(s) across the RESETTM clinical development program, we entered into a clinical supply agreement with Lonza to serve as a clinical supplier of rese-cel using Process B. This clinical supply agreement supports the global clinical development of rese-cel, including potential late-stage clinical trials and preparations for commercial readiness. Our manufacturing process at Lonza will be used for registrational trial enrollment and plans are underway for commercial launch and supply.

In conjunction with our efforts to expand scalable commercial supply for rese-cel through full automation of production, in November 2023, we partnered with Cellares to evaluate Cellares’ automated manufacturing platform, the Cell ShuttleTM, through Cellares’ Technology Adoption Program. As part of the collaboration, we and Cellares agreed on a proof-of-concept technology transfer process for the manufacture of rese-cel. In March 2025, we and Cellares announced the successful conclusion of the Technology Adoption Program on Cellares’ automated cell therapy manufacturing Cell ShuttleTM. In June 2025 and January 2026, we expanded our partnership with Cellares to introduce the Cellares manufacturing platform to support the RESETTM clinical program. In January 2026, we and Cellares entered into a clinical supply agreement with Cellares to service as a clinical supplier of rese-cel using Process C. This clinical supply agreement supports the clinical development of rese-cel. Engineering runs in Cellares’ GMP facility were completed, and our IND amendment has been cleared. Initial clinical runs are ongoing in 2026 providing additional manufacturing and drug product quality data. Based on the outcome of clinical manufacturing performance and comparability data, the Cell ShuttleTM may be integrated into our future commercial manufacturing strategy for rese-cel.

Commercialization

Our aim is to become a fully integrated cellular therapy company focused on improving the lives of patients with autoimmune diseases. The product candidates from our CABA® platform are designed to address autoimmune indications where there is a compelling opportunity to improve clinical outcomes in comparison with the current standard of care.

Rese-cel is under development for autoimmune diseases with serious unmet medical need. Based on the differentiated expertise of Cabaletta’s team members and our years of experience in conducting cell therapy clinical trials in autoimmunity, we are focused on launching an autologous CAR T product for patients with autoimmune diseases, while continuing to innovate on next-generation approaches and differentiation strategies to deliver an optimal product candidate profile.

We aim to launch rese-cel through expanding our CDMO relationships, including advancing a fully automated approach, offering the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment. Our development and commercialization efforts will focus initially on the United States, with expansion to the European Union and Asia-Pacific geographies, potentially with the support of strategic partners.

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

Within the CAR T field, we recognize that a subset of companies with an investment and expertise in CAR T cell development for oncology indications have announced they intend to leverage their technology in autoimmune disease-affected populations. We are aware of other pharmaceutical and biotechnology companies that are exploring CD19-CAR T as well as other methods of engineering T cells, natural killer, or NK, cells or bispecific antibodies for the treatment of autoimmune conditions.

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

As of March 1, 2026, our in-licensed patent estate included eight granted U.S. patents, ten granted foreign patents, six pending U.S. patent applications, and 28 pending foreign patent applications. See “Our Material Agreements - IASO Agreement” and “Our Material Agreements - Amended and Restated License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia.” As of March 1, 2026, our Cabaletta-owned patent estate included three pending international patent applications, two pending U.S. patent applications, and nine pending foreign applications.

With regard to our rese-cel product candidate, under the IASO Agreement, we have in-licensed one patent family which is directed to a CD19-specific chimeric antigen receptor and a CD19-specific antibody and contains granted patents in the United States, China, Japan, and Canada, which are scheduled to expire in 2040, without taking patent term adjustment or patent term extension into account. The family also contains one pending U.S. patent application and counterpart patent applications pending in Australia, China, Europe, and Hong Kong, which, if issued, would be expected to expire in 2040. This patent family is owned by IASO and is exclusively licensed to us in the field of the license. We also own two patent families containing two pending U.S. patent applications and nine pending foreign patent applications drawn to methods of treating autoimmune diseases with a chimeric antigen receptor, including a CD19-specific chimeric antigen receptor, including certain treatment methods that have different preconditioning regimens. Any granted patents in these two families would be expected to expire in 2044. We also own one international patent application drawn to other dosing regimens for treating autoimmune diseases with a chimeric antigen receptor, including a CD19-specific chimeric antigen receptor; one international patent application drawn to CD19-binding antibodies and CD19-specific chimeric antigen receptors; and one international patent application drawn to methods of manufacturing cell-therapy compositions. Any granted patents claiming priority to these applications would be expected to expire in 2045.

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

Oxford Biomedica

In December 2021, we entered into the LSA with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, we and Oxford entered into work orders for certain process characterization and process performance qualification activities as part of commercial readiness activities. We can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

Minaris Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement, or the Minaris Agreement, with Minaris to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, as amended in August 2024, we entered into an agreement with Minaris to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris converted our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In August 2024, we notified Minaris that we would extend the initial term by 18 months through August 2026. In addition, we agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1.5 million termination fee under the terms of the Minaris Agreement, we would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris may terminate the Minaris Agreement or any work order for convenience on 18 months' prior written notice, but such notice may not be effective prior to February 2028. In February 2026, we notified Minaris that we intend to permit the term to expire in August 2026.

Lonza Manufacturing Agreement

In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Lonza Agreement has a term of five years and can be extended for an additional three year term upon notice to Lonza at least 18 months prior to the expiration of the Lonza Agreement. We can terminate the Lonza Agreement at will upon nine months advance written notice to Lonza subject to the terms of the Lonza Agreement. Lonza can terminate the Lonza Agreement at will upon 24 months advance written notice to us subject to the terms of the Lonza Agreement. Under the initial work order, Lonza will perform cell therapy manufacturing activities for our CAR-T cell therapy product, rese-cel, for an initial term of 12 months with the ability to extend the manufacturing period on a rolling basis subject to the terms of the Lonza Agreement.

Cellares Agreement

In January 2026, we entered into a Development and Clinical Manufacturing Services Agreement, or the Cellares Agreement, with Cellares to serve as one of our manufacturing partners for the clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Cellares Agreement has a term of five years. We can terminate the Cellares Agreement at will by providing a certain advance written notice to Cellares subject to the terms of the Cellares Agreement. Cellares can terminate the Cellares Agreement at will by providing a certain advance written notice to us subject to the terms of the Cellares Agreement. Under the initial work order, Cellares will perform clinical cell therapy manufacturing activities for our CAR-T cell therapy product, rese-cel.

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

Our drug product candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap. Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action tolerability, adverse effects, and safety of the drug product candidate and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 clinical trials generally involve large numbers of patients at multiple sites, in multiple countries, and are designed to provide the data necessary to demonstrate the efficacy of the product for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. Phase 3 clinical trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing. Generally, two adequate and well-controlled Phase 3 clinical trials have been required by the FDA for approval of a BLA, although there are known exceptions, particularly for rare diseases. FDA leadership announced in February 2026 that the FDA will, going forward, adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, can serve as the basis of approval for novel products. In certain instances, FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval trials are sometimes referred to as Phase 4 clinical trials. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under Accelerated Approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the use or indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity on the basis of greater effectiveness or safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than the orphan drug designation we have received, we may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 which became effective in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HSS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, or OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards, or PDABs, and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits, or UPLs, on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions that we may in the future select governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we would need to obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial authorization application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted through the centralized EU platform (CTIS) for coordinated assessment by the competent authorities of the concerned Member States together with review by an ethics committee in accordance with national law, much like the FDA and IRB, respectively. Once the clinical trial authorization application is approved in accordance with the applicable Member State requirements under the EU Clinical Trials Regulation, the clinical trial may proceed in the relevant Member State(s).

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application, or MAA. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product would be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity, which means that the EMA and the competent authorities of the EU member states cannot accept another MAA, or grant a marketing authorization, or accept an application to extend a marketing authorization for a similar medicinal product for the same indication for a period of ten years. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product.

The PRIority MEdicines (“PRIME”), scheme is intended to encourage product development in areas of unmet medical need. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted into EU law, and are not expected to become applicable before 2028.

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

Human Capital Resources

As of December 31, 2025, we had 156 employees, 154 of whom were full-time and 2 whom were part-time. Of those, 139 were engaged in research and development activities. Two full-time employees are located in Switzerland and two full-time employees are located in Germany. We do not have any employees that are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

In addition, for certain RESETTM trials, we do not know the doses to be evaluated in pivotal trials or, if licensed, commercially. Finding a suitable dose may delay our anticipated clinical development timelines, and we may elect to pause clinical trials to find a suitable dose or make assessments ahead of continuing a trial. Our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. We may experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our product candidates on a timely or profitable basis, if at all.

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the CAR T therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials have been infused with our proposed therapies, and may possess strongly activating soluble antibodies, which are not present in oncology patients, and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS or ICANS, which have been observed in our clinical trials. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABA® platform. Unexpected side effects or clinical outcomes from any of our products candidates would significantly impact our business.

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

Our product candidates are CAR T or CAAR T cell-based immunotherapies. In our clinical trials and clinical trials of other similarly designed cellular immunotherapies to treat cancer, there have been life threatening events related to ICANS and/or CRS requiring intense medical intervention, such as intubation or medications to support blood pressure, and in several cases in clinical trials of other similarly situated clinical trials and of other similarly designed immunotherapies to treat cancer resulted in death. We have observed events of CRS and ICANS in our ongoing rese-cel REstoring SElf-Tolerance, or RESET, trial. ICANS is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. CRS is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills and low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant medications to support blood pressure. There is a possibility that our product candidates could have similarly life threatening serious adverse side effects, such as ICANS and CRS.

Our product candidates may have serious and potentially fatal consequences due to the targeting of cells within the body due to unexpected protein interactions with the CAR or CAAR. Although we have completed multiple preclinical studies designed to screen for toxicity caused by unintended off-target recognition by the cell binding domain of the DSG3 CAAR, MuSK CAAR and rese-cel and intend to screen future CAR candidates not yet tested in patients through preclinical studies, our product candidates may still recognize and react with one or more proteins unrelated to the intended surface immunoglobin target protein to which it is designed to link. If unexpected binding occurs in normal tissue, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse events, undesirable side effects, toxicities or unexpected characteristics. Detection of any unexpected targeting may halt or delay any ongoing clinical trials for our product candidates and prevent or delay regulatory approval. While we have developed a preclinical screening process to identify cross-reactivity of our product candidates, we cannot be certain that this process will identify all potential tissue that our product candidates may target. For example, a membrane protein array with DSG3-CAART yielded one weak signal against a protein that is designed to bind to glycoproteins and which was detected in both the test and control conditions. Further analysis of this protein in confirmatory cell-based assays repeatedly demonstrated that DSG3-CAART does not recognize nor activate against this protein. We performed similar preclinical studies for rese-cel and did not observe any confirmed off target activity for rese-cel. However, this further analysis may prove to be inaccurate. Any unexpected targeting that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization. Furthermore, in the event subjects are re-treated, they may respond differently than other subjects given the same dose, and may not tolerate the dose or develop safety concerns.

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

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects were pre-treated with IVIg and cyclophosphamide, and other patients were pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects were pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our RESETTM clinical trials. We are evaluating rese-cel without preconditioning in our RESET-PV® trial in patients with mPV and mcPV, as well as in a subset of patients enrolled in our RESET-SLETM trial. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and ICANS. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our RESETTM trials, except for our RESET-PV® trial and a subset of patients enrolled in our RESET-SLETM trial, will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to rese-cel infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by rese-cel. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after rese-cel, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of rese-cel independent of the effects of fludarabine and cyclophosphamide. We intend to evaluate this potential impact of preconditioning in our CAAR and rese-cel studies, through the comparison to non-lymphodepletion arms.

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

The initial clinical results we have observed may not be predictive of results of subsequent cohorts in this clinical trial, or of any future clinical trials. Because rese-cel is the first CAR T product candidate that we are testing in the clinic, we may experience preliminary complications surrounding trial design, protocol establishment and execution, establishing trial protocols, patient recruitment and enrollment, quality and supply of clinical doses, or safety issues.

Additionally, a failure of our rese-cel RESETTM clinical trial could influence physicians’ and regulators’ opinions with regard to the viability of our CABA® platform more broadly, particularly if treatment-related side effects are observed. The occurrence of any of these risks could significantly harm our development plans and business prospects. If treatment-related side effects are observed with the administration of rese-cel, or if they are viewed as less safe, potent or pure than other therapies, our ability to develop other CAR T cell therapies may be significantly harmed.

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although our key employees have significant experience in leading clinical development programs, our experience conducting clinical trials with our product candidates is limited. We may not be able to file INDs or CTAs for any of our other product candidates on the timelines we expect, if at all. For example, we cannot be certain that the IND-enabling or CTA-enabling studies for our future product candidates will be completed in a timely manner or be successful or that the manufacturing process will be validated in a timely manner. Even if we submit an IND or CTA for a future product candidate, the FDA, the EMA, or other foreign regulatory authorities may not clear the IND or CTA and allow us to begin clinical trials in a timely manner or at all. The timing of submissions on future product candidates will be dependent on further preclinical and manufacturing success. Moreover, we cannot be sure that submission of an IND or a CTA will result in the FDA or other foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other foreign regulatory authorities. Any guidance we receive from the FDA or other foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or selection of comparator or clinical endpoints, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. If the FDA disagrees with, or subsequently revises or withdraws its prior feedback regarding our clinical endpoints or how to measure clinically meaningful significance, then even if we meet clinical endpoints we may be prevented or delayed in obtaining marketing approval for such product candidates.

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

Our registrational trials may rely on a single-arm design and an external control; if regulatory authorities determine that the external control is unsuitable, we may be unable to obtain approval on our anticipated timelines, or at all.

We plan to conduct registrational trials using an open-label, single-arm design with an external comparator(s) rather than a blinded, randomized controlled trial. As a result, data generated from these studies may be subject to heightened FDA scrutiny regarding potential bias, confounding variables, and the overall reliability of treatment-effect estimates. In externally controlled trials, outcomes for patients who receive the investigational therapy according to the trial protocol are compared with outcomes from individuals who did not receive the investigational therapy and who are external to the trial. External controls may be historical (from an earlier time period) or concurrent (collected during the same time period in a different setting), and may be derived from real‑world data sources such as patient registries, electronic health records, or medical claims. For example, in our RESET-Myositis® program for rese-cel, we intend to conduct a single-arm registrational trial in patients with dermatomyositis or antisynthetase syndrome evaluating a 16-week primary endpoint—defined as achievement of a moderate or major Total Improvement Score while off immunomodulators and on no or low‑dose steroids—and we intend to rely on a retrospective analysis of a myositis patient registry to estimate control response rates.

Use of a registry dataset introduces risks, including whether the dataset is sufficiently comparable to our trial population and whether key clinical and demographic variables are assessed consistently. If the FDA disagrees with, or subsequently revises or withdraws its prior feedback regarding the suitability of our trial design, analytical methods, or the external control dataset, the FDA may require additional data, extended follow-up, alternative endpoints, or a randomized controlled trial. Any of these outcomes could substantially delay or prevent regulatory approval. The FDA has highlighted multiple risks associated with the use of external controls, including the potential for confounding and bias arising from, among other factors: temporal changes in standard of care; geographic differences in treatment practices or access to care; heterogeneity in diagnostic criteria; differences in prognostic indicators; variations in background therapies; differing clinical characteristics and responses to standard of care among patients with different disease subtypes; differing assessment schedules or endpoint definitions; missing data; and selection bias in the external dataset. The FDA also generally expects patient-level access to external datasets and robust, pre-specified statistical analysis plans. Even with such plans, as well as propensity methods and sensitivity analyses, these approaches may insufficiently mitigate confounding and bias in the view of the FDA.

If our external control dataset, its pre-specification, or our planned analyses are viewed as inadequate, the FDA may determine that our single-arm registrational trial does not constitute an “adequate and well‑controlled” investigation under applicable regulations, and may make such determination even where we believe that we have previously aligned with the FDA on the design of the registrational trial. The FDA may also determine that any patient registry we use—including the myositis registry supporting our RESET-Myositis® cohort—is unsuitable as an external control. In March 2026, FDA noted that concerns with the use of a registry include potential differences between the enrolled study population and registry population for the RESET-Myositis® cohort (e.g. diagnosis classification and refractory definition) and missing data as well as other criteria established by FDA guidance for industry, and that such details are needed in order to assess suitability of the proposed registry as an external control. In addition, FDA has recently issued Complete Response Letters or changed its feedback to sponsors in pre-BLA meetings citing concerns with external controls such as potential bias and design flaws, including eligibility criteria, endpoints, and timing of assessments not being closely aligned between trial population and the external dataset. If the FDA reaches similar conclusions in our case, it could reject our comparative analyses, request confirmatory data, or require a randomized trial, resulting in significant delays, increased costs, or failure to obtain approval.

Even if our clinical data and statistical analyses comparing our data to an external control—such as a myositis registry—demonstrate favorable evidence of the investigational candidate’s effectiveness, the FDA may still determine that such evidence is insufficient to support approval. This could occur for a variety of reasons, including unfavorable interpretation of comparative analyses, perceived differences between the clinical and external datasets, questions regarding the adequacy of our sensitivity analyses, or concerns about the absence of additional control sources.

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

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, potent and pure for use in each target indication. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, including in any post-approval studies of our product candidates. In addition, initial success in any clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety, potency and purity profile despite having progressed through preclinical studies and initial clinical trials. Similarly, while we believe rese-cel has a similar overall design to the construct used for the patients in the Nature Medicine, Lancet, Annals of Rheumatic Diseases, and Rheumatology publications, those studies involved a small number of patients, and a different product candidate, and the initial clinical results observed in those studies may not be predictive of clinical trial results with rese-cel or any of our other product candidates. Additionally, because those studies are not our own, we may not have access to accurate follow-up information or peer-reviewed results.

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

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant must obtain the necessary approvals by the comparable foreign regulatory authorities before commencing clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States but can differ in significant ways. It entails the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission of a marketing authorization application to the EMA (for products within the scope of the centralized marketing authorization procedure) and the granting of a marketing authorization by the European Commission before the product can be marketed and sold in the European Union.

Interim, topline or preliminary data from any preclinical studies or clinical trials that we conduct may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Our RESETTM trials in SLE, myositis, SSc, gMG, MS and PV are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

For our RESETTM and other planned clinical trials, we expect to continue to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. In the future, we may also contract with non-academic medical centers and hospitals with similar capabilities. Nonetheless, these centers and hospitals may have difficulty observing patients, including due to failure by patients to comply with post-clinical trial follow-up programs, and treating toxicities, which may be more challenging due to personnel changes, inexperience, inadequate institutional safety procedures, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using rese-cel and our other product candidates, if licensed, on a commercial basis could have similar difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of rese-cel, DSG3-CAART, MuSK-CAART and our other product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment.

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

Our RESETTM trials in SLE, myositis, SSc, gMG, PV and MS and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients. Since the number of patients that we plan to dose in our RESETTM trials in SLE, myositis, SSc, gMG, PV and MS is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In a subset of our RESET-SLETM trial, our RESET-PV® trial and our RESET-MSTM trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of rese-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our RESETTM trials.

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

The biopharmaceutical and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong focus on intellectual property. We face competition from many different players, including large and specialty pharmaceutical and biotechnology companies, academic research organizations and governmental agencies. Any therapeutic candidates we successfully develop and commercialize will compete with the existing standard of care as well as novel therapies that may gain regulatory approval in the future. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. We are one of several companies developing CAR T drug candidates for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease. Additionally, despite the significant differences in discovery, development and target populations between oncology and autoimmune targets, we recognize that companies with an investment and expertise in CAR T cell development for oncology indications could also attempt to leverage their expertise into autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

We are aware of several other biopharmaceutical companies developing therapies for SLE, myositis, SSc, gMG and PV. Some product candidates may be directly competitive to our product candidates, such that even if we obtain regulatory approval of our product candidates, the availability and price of these other products, whether directly competitive or not, could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

One of our core strategies is to pursue clinical development of additional product candidates beyond rese-cel. Developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific, and medical personnel, including our Chief Executive Officer and President, our Scientific Advisory Board members, our President, Science and Technology, our Chief Medical Officer, our Chief Financial Officer and our Chief Commercial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

As of December 31, 2025, we had 154 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our operations, Minaris Advanced Therapies, LLC, or Minaris', operations, Lonza Houston Inc., or Lonza's, operations, Cellares Corporation, or Cellares, and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the consequences of the current administration in the United States, events or changes related thereto, including reductions in force at administrative agencies and tariffs, or political unrest or otherwise, or similar events, may have an impact on our business. Sanctions imposed by the U.S. and other countries in response to geopolitical events and conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

There are also geopolitical tensions with China. For example, in December, 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern”, or BCCs, and from expending federal loan or grant funds for such equipment or services. If our current or future vendors with which we work are designated as BCCs in the future, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which time a company could continue to work with such restricted vendor. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the years ended December 31, 2025 and 2024, we recorded net losses of $167.9 million and $115.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $517.0 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We are reliant on Minaris manufacturing services for rese-cel in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the Minaris Agreement. Our ability to rely on services from Minaris is limited to a specified period of time, to specific capabilities, and is subject to Minaris' right to terminate these services with or without cause. We are also reliant on Lonza manufacturing services for rese-cel in multiple indications through a Development and Manufacturing Services Agreement, or the Lonza Agreement. Our ability to rely on services from Lonza is limited to a specified period of time, to specific capabilities, and is subject to Lonza’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. As of December 31, 2025, we had $133.6 million of cash, cash equivalents and investments. Since our initial public offering and through December 31, 2025, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $384.0 million. While we currently expect our existing cash, cash equivalents and investments to be sufficient to fund our operations into the fourth quarter of 2026, which includes our plans to complete the Phase 1/2 RESET-SLETM, RESET-Myositis®, RESET-SScTM and RESET-MGTM trials and generate clinical data from the RESET-PV® dose escalation trial and RESET-SLETM without preconditioning, we expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Subsequently, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant, or the 2025 Offering. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The accompanying warrant has an exercise price of $2.50 per share, is immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial number of additional shares of our common stock under the 2025 Registration Statement or otherwise, the market price of our common stock could decline significantly.

On August 7, 2025, we filed the 2025 Registration Statement (File No. 333-289339) with SEC, which was declared effective on August 15, 2025, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the 2025 Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. Subsequent to December 31, 2025, we sold 8,055,260 shares of common stock pursuant to the 2025 ATM Program for net proceeds of $22.6 million.

In addition, as of December 31, 2025, we had outstanding 53,090,190 common stock warrants and pre-funded warrants to purchase 6,000,000 shares of our common stock. If some or all of these warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under the 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on January 1, 2026 and will automatically increase each January 1 thereafter through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall. In addition, on April 7, 2023, our board of directors adopted, and at our 2023 annual meeting our stockholders approved, an amendment to the 2019 Plan, or the Plan Amendment, to increase the aggregate number of shares authorized for issuance under the 2019 Plan by 3,000,000 shares, subject to adjustment.

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

Our outstanding common stock warrants may not be exercised, and we may not receive any additional funds upon the exercise of such warrants.

As of December 31, 2025, we had outstanding 53,090,190 common stock warrants. If all common stock warrants were exercised for cash, we would receive approximately an additional $132 million in gross proceeds from the 2025 Offering. However, the warrant holders are not obligated to exercise these warrants, so we may receive little to no additional proceeds. Our common stock warrants have an exercise price of $2.50 per share and are exercisable at any time after the date of issuance. The common stock warrants expire on September 12, 2026, fifteen months from the date of issuance. Warrant holders are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price. We cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.

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

We will not receive any meaningful amount of additional funds upon the exercise of the pre-funded warrants; however, any exercise would increase the number of shares of our common stock eligible for future resale in the public market and result in dilution to our stockholders.

In the 2025 Offering, we issued and sold pre-funded warrants to purchase up to 10,800,000 shares of our common stock. As of December 31, 2025, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. Each pre-funded warrant is exercisable until it is fully exercised and by means of payment of the nominal cash purchase price upon exercise or by means of a “cashless exercise” according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

Risks Related to Our Intellectual Property

We rely heavily on certain in-licensed patent and other intellectual property rights in connection with our development of our product candidate and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and commercialize our product candidate is heavily dependent on in-licenses to patent rights and other intellectual property granted to us by third parties. For example, we depend on our Exclusive License Agreement with IASO, which was entered into in October 2022, pursuant to which we obtained a worldwide, exclusive license under certain intellectual property to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of an autoimmune or alloimmune indication in humans, or the IASO Agreement. We may enter into additional license agreements in the future. Our license agreement with IASO imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors, including IASO may have the right to terminate these license agreements, in which event we might not be able to market our product candidate. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms.

We may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidate, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidate, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidate or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

Furthermore, in many cases, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we in-license from third parties. For example, pursuant to our IASO Agreement, IASO controls such activities for the patent rights licensed to us under such agreement. Therefore, although we provide input to IASO on these activities, we cannot be certain that these patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our current or future licensors or collaboration partners fail to obtain, maintain or protect any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize any of our product candidate that are the subject of such licensed rights could be adversely affected.

Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including those related to:

•
the scope of rights granted under the IASO Agreement and other interpretation-related issues;
•
whether we have breached the IASO Agreement and whether any such breach is subject to a cure period;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidate, and what activities satisfy those diligence obligations; and
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

Furthermore, disputes may arise between us and our current or future licensors regarding the ownership of intellectual property developed by us, such that we may be required to assign or otherwise transfer such intellectual property to such licensor. In the event that the assigned or transferred intellectual property is covered by an existing license agreement with such licensor we may be required to make additional royalty or milestone payments, or both, to such licensor. If the assigned or transferred intellectual property is not covered by an existing license agreement, then we may be required to enter into an additional license agreement to advance our research or allow commercialization of our product candidate, which may not be available on commercially reasonable terms or at all.

If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidate.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Although our IASO Agreement grants us worldwide rights, there can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we and our licensors pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and the patents we in-license or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Certain of the intellectual property rights we have licensed were generated through the use of U.S. government funding and may therefore be subject to certain federal laws and regulations. As a result, the U.S. government has certain rights to intellectual property embodied in our DSG3-CAART product candidate and may have rights in future product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, also referred to as “march-in rights”. The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for product candidates covered by such intellectual property.

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
•
we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license now or that we may own in the future;
•
we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
it is possible that our current or future owned or licensed patent applications will not lead to issued patents;
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

We depend and will continue to depend upon third parties, including independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners, to conduct our preclinical studies and clinical trials under agreements with us. Specifically, we depend on clinical trial sites to enroll patients and conduct the RESETTM trials in a timely and appropriate manner. If our clinical trial sites do not conduct the trials on the timeline we expect or otherwise fail to support the trials, our clinical trial results could be significantly delayed, thereby adversely impacting our leadership position in the autoimmune cell therapy space and our ability to progress additional product candidates. As we open additional clinical trial sites, we expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on these third parties to conduct our manufacturing, and as a result, will have limited control over pace at which these activities are carried out. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with FDA’s GCPs which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurance that, upon inspection, such regulatory authorities will not determine that some or all of our clinical trials do not fully comply with the GCP requirements. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Although we may eventually secure our own clinical manufacturing facility for any late phase clinical development that we undertake, we currently rely on third parties to manufacture our product candidates, and we intend in the future to continue to rely on CMOs. In the case of any manufacturing performed for us by third parties, the services performed for us risk being delayed because of the competing priorities that such parties have for utilization of their manufacturing resources and any capacity issues that thereby arise.

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

Risks Related to Manufacturing and Supply

We are reliant on Minaris and Lonza for our current manufacturing activities and termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are reliant on Minaris and Lonza for our current manufacturing activities for our preclinical and clinical research. If Minaris were to fail to perform their obligations in accordance with the terms of the Minaris Agreement or terminate the Minaris Agreement, or if Lonza were to fail to perform their obligations in accordance with the terms of the Lonza Agreement or terminate the Lonza Agreement, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed. We continue to expand our agreements for manufacturing operations within the industry, including Cellares.

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

Further, we may not be able to achieve clinical manufacturing and cell processing through our CMOs or on our own on a timely basis. While our current manufacturing process is similar to the well-established process developed at Penn for CD19 CAR-T, or CART19, which was later commercialized, we have limited experience as an organization in managing the CAR-T engineering process at commercial scale. Finally, because clinical manufacturing and cell processing is highly complex and patient donor material is inherently variable, we cannot yet be sure that our manufacturing process, will consistently result in product that meets specifications for release. Success in manufacturing in smaller early phase clinical trials may not predict the frequency of success at larger late phase clinical trials, or success at the commercial phase production until process qualification and validation is completed and submitted for BLA filing.

Changes in manufacturers or manufacturing processes for rese‑cel, including process optimization and scale‑up for commercial production, present significant risks. If we cannot establish comparability, validate our processes and methods (including for critical materials such as lentiviral vector), and/or if our CMO(s) fails pre-approval inspection, the initiation or completion of pivotal studies, regulatory approval and commercialization could be delayed or prevented.

Cell therapy products like rese-cel are complex and sensitive to changes in materials, equipment, sites, and processes. The physical and chemical properties of cell therapies such rese-cel generally cannot be fully characterized, and regulators expect robust process controls and phase-appropriate but maturing analytical methods to assure identity, quality, purity, and strength. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we employ multiple steps to control our manufacturing process to assure that the product candidate is made strictly and consistently in compliance with the applicable quality standards. We may encounter problems achieving adequate quantities and quality of clinical materials that meet FDA, or other applicable foreign standards or specifications. Manufacturing deviations or seemingly minor process changes can alter critical quality attributes, leading to lot failures, supply interruptions, or additional investigations, any of which can delay clinical timelines or regulatory submissions.

Challenges complying with cGMP requirements and other quality issues could arise during efforts to increase manufacturing capacity, optimize manufacturing and scale up production. In addition, in order to obtain regulatory approval of our product candidates (and in order to release our products for commercial use), our manufacturing processes and analytical methods, including with respect to certain raw materials used in the manufacturing of our product candidates, such as lentiviral vector, must be validated in accordance with regulatory guidelines. Failure to successfully validate, or maintain validated state of our manufacturing processes and analytical methods for the product candidates or certain raw materials used in the manufacturing of our product candidates, such as lentiviral vector, in a timely or cost-effective manner, or at all, may undermine our clinical development timelines or delay, or prevent, our ability to obtain regulatory approval of our product candidates. Any process performance qualification (PPQ) campaign for rese-cel must show that the commercial process can consistently produce product meeting predefined specifications under normal variability, including variability of critical materials such as lentiviral vector (LVV). Regulators may question PPQ approaches that rely on limited or single lots of critical inputs to establish consistency, and may expect a risk assessment, process characterization, and evidence that input material specifications are representative of intended commercial supply. If our PPQ design or results are deemed insufficient, we could be required to perform additional PPQ runs, repeat validation activities, adjust specifications, or conduct further studies, which could be costly and delay our BLA or other regulatory approval.

Lentiviral vector, or LVV, is a critical manufacturing input for CAR T-cell products. FDA guidance highlights expectations for vector manufacturing and testing, including identity, purity, functional (e.g., potency-related) characteristics, and safety testing. Regulators also emphasize having an appropriately qualified potency strategy in place as development progresses, and they may expect potency-relevant assays for critical components used to support pivotal study supplies, or, if not available at the time of manufacture, a risk-based justification with follow-up testing. Challenges in qualifying or validating vector-related assays, securing vector supply, or meeting evolving specifications could delay batch release, clinical milestones, or approval.

Transferring processes, methods, and know-how to a new manufacturers or manufacturing site is complex and time-consuming, may necessitate method bridging/transfer, and can introduce site-specific changes in equipment, raw materials, or procedures. As is customary, we have been, and may continue, optimizing and scaling manufacturing for later-stage development and potential commercialization, and we have transferred, and may in the future transfer, manufacturing to one or more contract manufacturers or additional manufacturing sites. Regulators expect sponsors to demonstrate comparability—analytically, and when needed via nonclinical or clinical bridging—between products made before and after process changes and across manufacturing sites. If our manufacturers fail to demonstrate adequate comparability on the expected timelines and at the required quality, and/or if FDA or other applicable foreign regulators do not agree with our proposed plans for demonstrating the comparability of the two processes, it may require us to incur additional costs or delay initiation or completion of clinical trials, complete additional pre-clinical studies and/or clinical trials, develop additional assays, or modify release specifications, and/or could delay or prohibit regulatory approval, including regulatory approval of certain manufacturing sites or processes.

Reliance on third parties for manufacture of our product candidates and raw materials utilized in manufacturing our product candidates entails certain risks, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial, personnel or other resources to meet its obligations, the possibility that the third party fails to manufacture such components, or our product candidates or any products we may eventually commercialize, in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards.

In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to a particular CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills to a back-up or alternate supplier if needed, or we may be unable to transfer such skills at all.

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

Our rese-cel product candidates utilize a lentiviral delivery vector and some or all of our other product candidates may require a lentiviral delivery vector, a key drug substance that delivers the CAR to the target T cells. We do not have the capability to manufacture lentiviral vector and plan to obtain the vector we require from third parties. The manufacturing process for lentiviral vector is variable and still evolving. It is not uncommon for manufacturing runs to fail, whether due to contamination, supplier error, or equipment failure, or to be delayed. To the extent our product candidates use a lentiviral delivery vector, a lack of vector supply will cause us to be unable to manufacture our CAR T cells as well as a delay in patient enrollment, which may have a negative impact on our ability to successfully develop our product candidates.

Further, there are a limited number of manufacturers capable of producing lentiviral vectors. It can be challenging to secure a relationship with any of these manufacturers, and the manufacturing and release process can take a significant amount of time. We have secured a supply of lentiviral vector from CAROT and Oxford for the patients we plan to enroll in our RESETTM clinical trials. In December 2021, as amended in May 2023, February 2024 and May 2024, we secured a license and supply agreement with Oxford to establish a process and supply lentiviral vector for the clinical and commercial development of our rese-cel candidate. There is no assurance that we will be able to continue to secure adequate and timely supply of lentiviral vector. Moreover, we cannot be certain that our CAR T cell product candidates produced with lentiviral vector from different manufacturers will be comparable or that results of clinical trials will be consistent if conducted with lentiviral vector from different manufacturers.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Minaris, Lonza, or other third-party CMOs, or at any manufacturing facility that we may establish, will not occur in the future.

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

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business. We are also unable to predict how changing global economic conditions or global health concerns will affect our third-party suppliers and manufacturers. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or due to the enactment of the NDAA, which includes Section 851, commonly referred to as the “BIOSECURE Act.”. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

We may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we encounter such difficulties, our ability to provide supply of our CAR T cells for clinical trials or for commercial purposes could be delayed or stopped.

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

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for market authorization. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

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

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union, a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products, or ATMPs, to assess and provide an opinion on the quality, safety and efficacy of ATMPs which are the subject of a marketing authorization application, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our CAR T and CAAR T cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for gene therapy products and cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn because of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA approval process and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. Although we have discussed the designs of our trials for rese-cel with the FDA to align on the key aspects of the studies, the FDA may not ultimately agree that the data from such trials supports regulatory approval. For example, in March 2026, the FDA noted that details are needed in order for the FDA to assess suitability of the proposed registry as an external control, including information on potential baseline differences between the enrolled study population and registry population (e.g., diagnosis classification and refractory definition) and the risk of missing or unavailable data, as well as other criteria established by FDA guidance for industry.

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

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the use or indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in the same indication or the same biologic for a different indication during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our product.

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

The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, and legislative proposals to do so remain pending in Congress, but its future remains unknown at this time unless any such proposal is passed and enacted into law. Absent any such reauthorization, if a BLA for rese-cel is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.

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

For example, we may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for some of our product candidates. We have received RMAT designation for our myositis and systemic sclerosis programs. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a Regenerative Medicine Therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A Regenerative Medicine Therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Although RMAT designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. If we apply for RMAT designation or any other expedited program for our product candidates, the FDA may determine that our proposed target indication or other aspects of our clinical development plans do not qualify for such expedited program. Even if we are successful in obtaining a RMAT designation or access to any other expedited program, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product candidate.

Disruptions at the FDA, the USPTO, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA, patent offices in the United States and abroad and other agencies – including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes – may also slow the time necessary for new drugs or biologics to be reviewed or for patent applications to be examined and granted, which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion. In addition, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, in October 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. In addition, the U.S. government has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown, such as the one that occurred in October 2025, or if funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly affect the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other substantial disruptions at other government agencies, such as the SEC, may also impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety, potency and purity of the product candidate. We believe it is likely that the FDA will require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application and previous responses to inspectional observations. Additionally, manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Additionally, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response, which could damage the company’s reputation.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For instance, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

•
On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation (MFN) price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer MFN pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during

President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•
On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (IRA) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers, or PBMs, in drug pricing and market access.

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

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid Model, or GENEROUS Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses, or SCCs and the UK International Data Transfer Agreement/Addendum, or UK IDTA) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based, or the Transfer Impact Assessment. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We are required to implement these safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (“UK Act”), now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA.

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

In the United States, there has been a flurry of legislative activity related to privacy at the state level. In California, for example, the California Consumer Privacy Act, or CCPA, broadly defines personal information, creates comprehensive individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The California Privacy Rights Act, or CPRA, effective January 1, 2023, significantly modified the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also created a state agency vested with authority to implement and enforce the CCPA. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the effects of the CCPA, as amended by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and decrease our potential exposure to regulatory enforcement and/or litigation.

Numerous other states have enacted similarly comprehensive privacy laws, adding additional complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. These laws impact our strategies, the availability of previously useful data and could result in increased compliance costs and/or changes to our business practices and policies. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state passed a health privacy law that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate genetic data and biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of comprehensive federal data privacy laws to which we may could become subject, if enacted.

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act. Moreover, regulators and legislators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Similar state laws regulating health and genetic data and public procurement may also restrict transfers of data to, or partnerships with entities, outside the U.S. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or data breaches, which, could result in unauthorized access to systems and data, loss of data, and compromise, misuse, or corruption of such data and information. The systems of any CMOs that we may engage now or in the future, and present and future CROs, contractors, consultants and other service providers also could experience breaches or cybersecurity incidents leading to the exposure of confidential and sensitive information. Despite the implementation of security measures, our internal computer systems and information technology systems and infrastructure and those of our third party CROs, vendors, and other contractors and consultants upon which our business relies are vulnerable to breakdown or damage or interruption from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and sophisticated cyber attacks, including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our information technology systems and infrastructure, network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to adequately prevent or address them. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may be enhanced or facilitated by evolving technologies, including artificial intelligence.

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

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act, or AI Act, on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks Related to Ownership of Our Common Stock

Risks Related to Ownership Generally

Our principal stockholders and management own a large percentage of our stock and could be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors, and 5% stockholders beneficially owned, in the aggregate, approximately 40% of our common stock. Accordingly, these stockholders could have the ability to influence us through this ownership position and may be able to determine the outcome of certain matters requiring stockholder approval. For example, these stockholders may be able to control the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In compliance with Section 404 of the Sarbanes-Oxley Act, we will continue to dedicate internal resources, continue to engage outside consultants, and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting. Additionally, we will enhance control processes as needed, validate their effectiveness through testing, and implement a continuous monitoring and improvement process.

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

As of December 31, 2025, we had U.S. federal, state and local net operating loss, or NOL, carryforwards of $319.9 million, $255.1 million and $257.6 million, respectively. $0.3 million of the federal amounts expire in 2037. The state NOLs begin to expire in 2037 and the local NOLs begin to expire in 2042. Approximately $319.6 million of the federal NOLs can be carried forward indefinitely. Certain NOL carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points (by value) over its lowest ownership percentage within a specified testing period. Our existing NOLs or tax credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and further limit our ability to utilize NOLs or tax credits. Our NOLs or tax credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or tax credits. Furthermore, our ability to utilize our NOLs or tax credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “—Risks Related to Our Financial Condition and Capital Requirements”, we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or tax credits. Under current law, U.S. federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

The U.S. Congress or the current administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the current administration in 2025, there have been significant changes to U.S. trade, healthcare, immigration and government regulatory policy and additional changes are likely. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Item 2. Properties.

Our corporate headquarters are located in Philadelphia, PA, where we lease 7,672 square feet of office space subject to a lease agreement that is in effect through June 30, 2026. We also have a lease consisting of approximately 13,179 square feet of laboratory space in Philadelphia, PA subject to a lease agreement that is in effect through November 15, 2026. We believe our facilities are currently adequate for us to conduct our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2025, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Stockholders

As of March 19, 2026, we had approximately 86 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a late clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation platform, focuses on the CARTA approach. CARTA refers to Chimeric Antigen Receptor T cells for Autoimmunity and is designed to potentially reset the immune system. Based on clinical data reported to date, we believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases and that it has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Resecabtagene autoleucel, or rese-cel (formerly referred to as CABA-201), is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single, weight-based infusion of T cells that are engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy transitional, naïve B cells. This approach has demonstrated the potential to reset the immune system and result in meaningful clinical responses without chronic therapy requirements in patients. The efficacy and safety of rese-cel was recently reviewed along with all other commercial and academic constructs in development in a February 2026 Nature Biotechnology publication.

In December 2025, we initiated a registrational trial with rese-cel for patients with dermatomyositis or anti-synthetase syndrome. In addition, we have ongoing Phase 1/2 trials evaluating rese-cel with a standard preconditioning regimen, fludarabine and cyclophosphamide, in systemic lupus erythematosus, or SLE, in patients with active lupus nephritis, or LN, or active SLE without renal involvement, systemic sclerosis, or SSc, and generalized myasthenia gravis, or gMG. In addition to our core development program across multiple indications using standard preconditioning regimens and standard manufacturing processes with partnered Contract and Development Manufacturing Organizations, or CDMOs, based on early data from a phase 1/2 trial evaluating rese-cel without preconditioning in pemphigus vulgaris patients, we are evaluating rese-cel without preconditioning in non-renal SLE and LN patients.

In addition, in January 2026 we announced INDa clearance for rese-cel to be manufactured using an automated manufacturing platform – the Cell ShuttleTM from Cellares - offering the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment by the Company. The first clinical experience from these patients is expected to be presented in the first half of 2026.

Durability data from the no-preconditioning SLE, LN and PV patients as well as the patients treated with rese-cel manufactured by the Cellares Cell ShuttleTM is expected to be presented in the second half of 2026.

RESET-Myositis®

The three adult myositis subtypes, dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM, being evaluated in the RESET-Myositis® Phase 1/2 clinical trial of rese-cel affect approximately 80,000 patients in the U.S. Myositis typically affects middle-aged individuals, particularly women, and disease is often refractory, despite existing therapies. In the United States, we believe approximately 20% to 25% of the prevalent population, or 16,000 to 20,000 people, would be potentially eligible patients for rese-cel.

The RESET-Myositis® Phase 1/2 clinical trial is designed to treat at least six patients with DM, or ASyS, at least six patients with IMNM, as well as at least six patients with juvenile idiopathic inflammatory myopathy, or JIIM, all in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. In May 2025, we announced the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation to rese-cel for the treatment of myositis.

Based on clinical data presented in October 2025 at the American College of Rheumatology, or the ACR, Convergence 2025, we have initiated a DM/ASyS registrational cohort within the RESET-Myositis® trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Our registrational trial design includes a 16-week primary endpoint of moderate or major TIS response while off immunomodulators and on no or low-dose steroids. Based on the safety data from the phase 1/2 cohort, the protocol permits outpatient administration. In addition, we are planning for a pediatric submission in juvenile idiopathic inflammatory myopathy, or JIIM, based on data available at the time of adult submission from the ongoing Ph 1/2 cohort to support a pediatric label claim.

The planned size of 17 patients for the registrational cohort is based on the assumed treatment effect of rese-cel in DM/ASyS patients and an estimated background rate. The estimated background rate will be determined from a retrospective analysis of an external myositis patient registry and will include patients with similar inclusion criteria as those in the registrational DM/ASyS cohort. Based on comprehensive literature review to estimate the background rate, we estimate the likelihood of an active, refractory myositis patient achieving moderate or major TIS response within 16 weeks and concurrently discontinuing all immunomodulators to be less than 10%. Changes in the assumed background rate would result in a change in the number of rese-cel treated patients who would need to achieve the primary endpoint in the 17-patient registrational cohort.

The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1 x 106 cells/kg as used in the Phase 1/2 myositis cohorts with similar enrollment criteria. As presented at ACR Convergence 2025, all myositis patients in the Phase 1/2 DM/ASyS cohort with sufficient follow-up who met key registrational inclusion criteria exceeded the registrational primary endpoint, demonstrating major TIS responses with no immunomodulators. Based on discussions with the FDA, we plan to use pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis specific safety data for the Biologics License Application, or BLA, submission in myositis, and the required safety database is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We initiated enrollment in the registrational DM/ASyS cohort in December 2025 and anticipate BLA submission in 2027.

RESET-SLETM

SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., with LN as the most common end-organ manifestation, affecting approximately 30-40% of SLE patients.

The RESET-SLETM Phase 1/2 clinical trial is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x

106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In November 2025, we announced the FDA granted RMAT designation to rese-cel for treatment of SLE and LN. In January 2026, Cabaletta announced registrational cohort designs in RESET-SLETM to evaluate the current rese-cel weight-based dose of 1 million cells/kg in a single infusion with preconditioning, including two independent, single-arm cohorts, one consisting of patients with non-renal SLE and one consisting of patients with LN each evaluating approximately 25 patients with unique endpoints in each cohort. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026. Cabaletta will provide an update on next steps for these cohorts in 2026, subject to dose-ranging data evaluating rese-cel without preconditioning in lupus patients.

RESET-SScTM

SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 90,000 patients in the U.S., typically middle-aged individuals, particularly women.

The RESET-SScTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for rese-cel for the treatment of SSc in January and March 2024, respectively. In January 2026, Cabaletta announced the FDA granted RMAT designation to rese-cel for treatment of SSc. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026, and we anticipate announcing the registrational cohort design for SSc in the first half of 2026.

RESET-MGTM

MG is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target AChR. gMG affects approximately 100,000 patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure.

The RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg.

In October 2025, we announced that rese-cel was generally well tolerated across two AChR-positive and two AChR-negative patients (both seronegative; no anti-MuSK or anti-LRP4 antibodies). No CRS (cytokine release syndrome) occurred in three of four patients, and grade 2 CRS occurred in AChR-pos-2 that resolved with no sequelae. As of the September 11, 2025 data cut-off, two evaluable patients (AChR-neg-1 and AChR-neg-2) remained off immunomodulatory medication and achieved significant improvements in MG-ADL (with AChR-neg-1 achieving Minimal Symptom Expression). AChR-pos-1 is not evaluable due to use of a prohibited cytotoxic medication that may have inhibited CAR T activity and AChR-pos-2 has insufficient follow-up.

Both cohorts have been fully enrolled. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026, and we anticipate announcing the registrational cohort design for studies in MG in mid-2026.

RESET-PV®

Pemphigus vulgaris, or PV, is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein, or DSG. DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, eyelids, etc. to bind tightly together. Disruption by the antibodies directed to DSG causes the painful blisters and erosions characteristic of PV. Approximately 15,000 patients in the U.S. are affected by PV.

The ongoing RESET-PV® trial is designed to evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV.

In October 2025, we announced that rese-cel exhibited similar CAR T cell expansion and contraction kinetics relative to translational data reported from other RESETTM trials with preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. In these two patients, rapid reduction in autoantibodies to desmoglein was observed and the increase in peak B cell activating factor, or BAFF, was at the low end of the range of patients dosed with rese-cel plus preconditioning from pre-infusion through the latest follow-up, suggestive of potential deep B cell depletion in the tissue. Additional follow up will be required to determine if the initial clinical effects are durable and to determine if the findings can be replicated in other autoimmune diseases. Rese-cel was generally well tolerated with no immune effector cell-associated neurotoxicity syndrome, or ICANS, reported as of the data cutoff. After infusion, patient 1 experienced transient fever (grade 1 cytokine release syndrome). Patient 2 required a course of steroids for a disease flare in the first two weeks following infusion after discontinuing immunomodulators.

PDAI activity scores have formed the basis for recent regulatory approvals in PV, and total PDAI scores in these patients were also reported to be consistent with the PDAI activity scores in the late breaking clinical trial session. PDAI improvements were most significant in the two patients who seemed to experience complete peripheral B cell depletion.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of December 31, 2025, we had $133.6 million in cash, cash equivalents and investments.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, depreciation expense and other expenses for outside professional services, including legal, human resources, information technology, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. We anticipate our general and administrative costs will increase with respect to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and the Securities and Exchange Commission, or the SEC, requirements, insurance and investor relations costs.

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

Results of Operations for the years ended December 31, 2025 and 2024

The following sets forth our results of operations:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$142,674	$97,203	$45,471
General and administrative	29,567	27,938	1,629
Total operating expenses	172,241	125,141	47,100
Loss from operations	(172,241)	(125,141)	(47,100)
Other income (expense):
Interest income	6,031	10,025	(3,994)
Interest expense	(2,004)	(748)	(1,256)
Other income, net	358	—	358
Net loss	$(167,856)	$(115,864)	$(51,992)

Research and Development

Research and development expenses were $142.7 million for the year ended December 31, 2025 as compared to $97.2 million for the year ended December 31, 2024. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Clinical trials	$39,581	$22,286	$17,295
Manufacturing of preclinical and clinical supplies	38,240	15,523	22,717
Personnel	46,934	39,239	7,695
Development services	15,350	16,417	(1,067)
License of intellectual property	—	1,523	(1,523)
Other	2,569	2,215	354
	$142,674	$97,203	$45,471

Specific changes in our research and development expenses year over year include a:

•
$22.7 million increase in manufacturing costs primarily due to expanded cell processing capabilities, increase in patient enrollment and related activities, including those for commercial readiness;
•
$17.3 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$7.7 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $1.3 million in stock-based compensation expense; partially offset by a
•
$1.5 million decrease in license of intellectual property costs due to a $1.5 million milestone payment to IASO in the first quarter of 2024 for the first patient dosed in the rese-cel trial; and
•
$1.1 million decrease in development services due to lower spend on laboratory consumables and external research activities.

General and Administrative Expenses

General and administrative expenses were $29.5 million for the year ended December 31, 2025 as compared to $27.9 million for the year ended December 31, 2024. The increase of $1.6 million in our general and administrative expenses year over year includes:

•
$1.6 million increase in personnel costs, primarily driven by higher personnel-related expenses, including a $0.2 million increase in stock-based compensation expense.

Interest Income

Interest income decreased by $4.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to lower cash, cash equivalents and investment balances earning interest during 2025 as prior financing proceeds were utilized to fund operating activities, as well as reductions in interest rates on government securities.

Interest Expense

Interest expense increased $1.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily as a result of finance lease arrangements from embedded leases within our manufacturing agreements with Minaris and Lonza.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through December 31, 2025, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $384.0 million. As of December 31, 2025, we had $133.6 million in cash and cash equivalents which should enable us to fund our operations and capital expenditures into the fourth quarter of 2026. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of December 31, 2025, we had an accumulated deficit of $517.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

At-The-Market Offering Sales Agreement

On March 31, 2025, we converted the Form S-3ASR to a Form S-3 (File No. 333-278126) by post-effective amendments. This Form S-3 was declared effective on March 31, 2025. We had a Sales Agreement with TD Securities (USA) LLC, as successor to Cowen and Company, LLC, or TD Cowen, to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings, or the 2024 ATM Program, pursuant to its S-3, and subject to the limitations thereof. On June 11, 2025, the 2024 ATM Program with TD Cowen was terminated. Prior to termination, we sold an aggregate of 2,609,865 shares pursuant to the 2024 ATM Program for total net proceeds of $7.7 million, consisting of $5.1 million in 2024 and $2.6 million in 2025.

On August 7, 2025, we filed a Registration Statement (File No. 333-289339) with the SEC, which was declared effective on August 15, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof, or the 2025 Sales Agreement. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. Subsequent to December 31, 2025, we sold 8,055,260 shares of common stock pursuant to the 2025 ATM Program for net proceeds of $22.6 million.

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2025, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. As of December 31, 2025, no common stock warrants had been exercised and 53,090,190 remain outstanding. Subsequent to December 31, 2025, 2,775,100 common stock warrants were exercised for proceeds of $6.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(131,080)	$(88,222)
Investing activities	(50,266)	47,289
Financing activities	100,347	11,677
Effect of exchange rate changes on cash and cash equivalents	19	(20)
Net decrease in cash and cash equivalents	$(80,980)	$(29,276)

Operating Activities

During the year ended December 31, 2025, cash used in operating activities of $131.1 million was attributable to our net loss of $167.9 million, partially offset by non-cash charges of $37.2 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates and a net change of $0.4 million in our net operating assets and liabilities.

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

Investing Activities

During the year ended December 31, 2025, cash used in investing activities of $50.2 million was attributable to $99.0 million of purchases of investments and $1.2 million of purchases of property and equipment partially offset by $50.0 million from the maturity of short-term investments.

During the year ended December 31, 2024, cash provided by investing activities of $47.3 million was attributable to $49.5 million from the maturity of short-term investments, partially offset by purchases of $2.2 million of property and equipment.

Financing Activities

During the year ended December 31, 2025, cash provided by financing activities of $100.3 million was attributable to $93.6 million in sales of common stock, warrants and pre-funded warrants to purchase common stock, net of issuance costs paid, $12.7 million in sales of common stock under our 2024 ATM Program and 2025 ATM Program, net of sales agent commission and fees and $0.3 million from the purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, offset by $6.3 million in principal payments on finance leases.

During the year ended December 31, 2024, cash provided by financing activities of $11.7 million was from $10.9 million in sales of common stock under our 2024 ATM Program, net of issuance costs paid, $1.7 million from the exercise of employee stock and purchases of shares under our 2019 ESPP, offset by $0.9 million in principal payments on finance leases.

Contractual Obligations and Commitments

We lease our headquarters office space and laboratory space under non-cancelable operating lease agreements. The lease term of our office space commenced in May 2019 and was amended in October 2024 for an additional 12 months through June 30, 2026. The lease term for our laboratory space was amended in September 2024 through August 2026 and further extended in October 2025 through November 2026. We also have embedded manufacturing leases with Minaris and Lonza, our cell processing manufacturing partners. Minaris' lease term is through August 2026 and Lonza's is for an initial 12 months with the ability to extend the manufacturing period on a rolling basis. Total undiscounted aggregate future finance and operating lease obligations under all of our leases as of December 31, 2025 are $28.8 million. See Note 9 of the consolidated financial statements for additional detail on our leases.

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
•
Oxford Licence and Supply Agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities for our DSG3-CAART program. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, we and Oxford entered into work orders for certain process characterization and process performance qualification activities as part of commercial readiness activities. We can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.
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

•
The Penn License Agreement. Under the License Agreement, we are required to make milestone payments upon successful completion of certain development, regulatory and sales milestones on a product-by-product and geographical basis. The payment obligations under the License Agreement are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under the License Agreement. As of December 31, 2025, we are unable to estimate the timing or likelihood of achieving the milestones or making future product sales.
o
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
•
Minaris Manufacturing agreement. In January 2021, we entered into the Development and Manufacturing Services Agreement, or the Minaris Agreement, to serve as an additional cell processing manufacturing partner for the MusCAARTesTM trial. In August 2023, we entered into new work orders under the Minaris Agreement for Minaris to serve as one of our cell processing manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris will convert our non-dedicated suite to a dedicated suite for GMP manufacturing for our rese-cel and MuSK-CAART programs for an initial term of 18 months with two 18 month extensions at our sole option on six months' notice prior to the end of the term. In addition, we agreed to certain monthly minimum runs. We would incur up to a $1.08 million termination fee if we terminate both the rese-cel and MuSK-CAART work orders for any reason. We may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. In February 2026, we notified Minaris that we intend to permit the term to expire in August 2026.

•
Lonza Manufacturing agreement. In December 2024, we entered into a Development and Manufacturing Services Agreement, or the Lonza Agreement, with Lonza to serve as one of our manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Lonza Agreement has a term of five years and can be extended for an additional three year term upon notice to Lonza at least 18 months prior to the expiration of the Lonza Agreement. We can terminate the Lonza Agreement at will upon nine months advance written notice to Lonza subject to the terms of the Lonza Agreement. Lonza can terminate the Lonza Agreement at will upon 24 months advance written notice to us subject to the terms of the Lonza Agreement. Under the initial work order, Lonza will perform cell therapy manufacturing activities for our CAR-T cell therapy product, rese-cel, for an initial term of 12 months with the ability to extend the manufacturing period on a rolling basis subject to the terms of the Lonza Agreement.
•
Cellares Agreement. In January 2026, we entered into a Development and Clinical Manufacturing Services Agreement, or the Cellares Agreement, with Cellares to serve as one of our manufacturing partners for the clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Cellares Agreement has a term of five years. We can terminate the Cellares Agreement at will by providing a certain advance written notice to Cellares subject to the terms of the Cellares Agreement. Cellares can terminate the Cellares Agreement at will by providing a certain advance written notice to us subject to the terms of the Cellares Agreement. Under the initial work order, Cellares will perform clinical cell therapy manufacturing activities for our CAR-T cell therapy product, rese-cel.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents and investments of $133.6 million as of December 31, 2025. We generally hold our cash in interest-bearing money market treasury fund accounts and our investments are available-for-sale debt securities, which are invested in U.S. treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2025.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

135

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

136

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Our independent public accounting firm is Ernst & Young, Philadelphia, PA, PCAOB Auditor ID 42.

137

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

138

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cabaletta Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cabaletta Bio, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Accrued Clinical Trial Expenses
Description of the Matter

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include costs relating to clinical trial activities. The Company’s accrued clinical trial expenses are based on factors such as estimates of the work completed in accordance with agreements established with a contract research organization. As disclosed in Note 5 to the consolidated financial statements, the Company’s total accrued expenses and other current liabilities related to clinical trial research and development services were $5.3 million at December 31, 2025.

Auditing the Company’s accrued clinical trial expenses required subjective auditor judgement due to the estimation required by management in determining the services provided but not yet invoiced. Specifically, the amount of accrued clinical trial expenses recognized is sensitive to the availability of information to make the estimate, including the estimate of the period over which services will be performed, the associated cost of such services, and the level of services performed and progress in the period for which the Company has not yet received an invoice

How We Addressed the Matter in Our Audit

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

Accounting for Common Stock Warrants
Description of the Matter

As discussed in Note 10 to the consolidated financial statements, in June 2025, concurrent with the issuance of common stock and pre-funded warrants, the Company issued a total of 53,090,190 common stock warrants. The common stock warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital.

Auditing management’s evaluation of whether the common stock warrants required classification as a liability or equity is especially challenging and required significant audit effort and judgment due to the complex assessment of provisions within the warrants under authoritative guidance.

How We Addressed the Matter in Our Audit

To test the classification of the common stock warrants, our audit procedures included, among others, reviewing terms and conditions of the common stock warrant agreements, evaluating management's application of authoritative accounting guidance and related judgments, and testing the accuracy of underlying data supporting management’s assertions. We involved our internal accounting subject matter resources to assist in evaluating the Company’s assessment and judgments applied in its evaluation of the classification for the warrants.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 23, 2026

CABALETTA BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$82,982	$163,962
Short-term investments	50,617	—
Prepaid expenses and other current assets	5,272	2,713
Total current assets	138,871	166,675
Property and equipment, net	1,922	2,743
Finance lease right-of-use assets	15,700	7,020
Operating lease right-of-use assets	3,431	6,315
Other assets	5,159	2,293
Total assets	$165,083	$185,046
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,636	$4,923
Accrued and other current liabilities	19,298	12,188
Finance lease liabilities, current portion	20,758	5,989
Operating lease liabilities, current portion	3,461	3,986
Total current liabilities	50,153	27,086
Finance lease liabilities, net of current portion	2,879	3,241
Operating lease liabilities, net of current portion	—	2,384
Total liabilities	53,032	32,711
Commitments and contingencies (see Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Voting and non-voting common stock, $0.00001 par value: 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2025 and 150,000,000 (143,590,481 voting and 6,409,519 non-voting) shares authorized as of December 31, 2024; 100,479,323 voting shares issued and outstanding as of December 31, 2025 and 50,743,101 voting shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	628,982	501,435
Accumulated other comprehensive income	25	—
Accumulated deficit	(516,957)	(349,101)
Total stockholders’ equity	112,051	152,335
Total liabilities and stockholders’ equity	$165,083	$185,046

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$142,674	$97,203
General and administrative	29,567	27,938
Total operating expenses	172,241	125,141
Loss from operations	(172,241)	(125,141)
Other income (expense):
Interest income	6,031	10,025
Interest expense	(2,004)	(748)
Other income, net	358	—
Net loss	$(167,856)	$(115,864)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	25	(39)
Net comprehensive loss	$(167,831)	$(115,903)
Net loss per share of voting and non-voting common stock, basic and diluted	$(2.10)	$(2.34)

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2023	47,823,232	$—	$469,396	$39	$(233,237)	$236,198
Issuance of common stock, net of issuance costs of $252	1,483,070	1	10,875	—	—	10,876
Issuance of common stock in connection with exercise of stock options	210,695	—	1,430	—	—	1,430
Issuance of common stock under employee stock purchase plan	58,056	—	269	—	—	269
Issuance of common stock upon exercise of pre-funded warrants	1,168,048	—	—	—	—	—
Stock-based compensation	—	—	19,465	—	—	19,465
Net unrealized losses on available-for-sale securities	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(115,864)	(115,864)
Balance—December 31, 2024	50,743,101	$1	$501,435	$—	$(349,101)	$152,335
Issuance of common stock, warrants and pre-funded warrants, net of issuance costs of $6,442	39,200,000	—	93,558	—	—	93,558
Issuance of common stock from ATM offering, net of sales agent commission and fees	5,545,041	—	12,745	—	—	12,745
Issuance of common stock upon exercise of pre-funded warrants	4,799,971	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	177,876	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options	13,334	—	14	—	—	14
Stock-based compensation	—	—	20,939	—	—	20,939
Net unrealized gains on available-for-sale securities	—	—	—	25	—	25
Net loss	—	—	—	—	(167,856)	(167,856)
Balance—December 31, 2025	100,479,323	$1	$628,982	$25	$(516,957)	$112,051

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(167,856)	$(115,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,939	19,465
Depreciation	1,646	1,711
Non-cash finance lease expense	11,697	3,102
Non-cash operating lease expense	3,671	2,838
Accretion of operating lease liabilities	532	405
Amortization of discount on investments	(1,555)	(1,528)
Loss on foreign currency exchange rates	225	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,559)	528
Other assets	(2,866)	(584)
Accounts payable	1,550	1,011
Accrued and other current liabilities	7,432	3,947
Lease liabilities	(4,227)	(3,291)
Accrued interest payable under finance lease	291	—
Net cash used in operating activities	(131,080)	(88,222)
Cash flows from investing activities:
Purchases of property and equipment	(1,229)	(2,211)
Purchases of investments	(99,037)	—
Proceeds from maturities of investments	50,000	49,500
Net cash (used in) provided by investing activities	(50,266)	47,289
Cash flows from financing activities:
Proceeds from the issuance of common stock, warrants and pre-funded warrants, net of issuance costs	93,558	—
Issuance of common stock from ATM offering, net of sales agent commission and fees	12,745	10,875
Proceeds from issuance of common stock under employee stock purchase plan	291	269
Proceeds from issuance of common stock in connection with the exercise of stock options	14	1,430
Principal payments on finance leases	(6,261)	(897)
Net cash provided by financing activities	100,347	11,677
Effect of exchange rate changes on cash and cash equivalents	19	(20)
Net decrease in cash and cash equivalents	(80,980)	(29,276)
Cash and cash equivalents—beginning of period	163,962	193,238
Cash and cash equivalents—end of period	$82,982	$163,962
Supplemental disclosures
Cash paid for interest	$1,713	$748
Property and equipment purchases included in accounts payable and accrued expenses	$—	$404
Right-of-use assets obtained in exchange for finance lease obligations	$21,071	$10,963
Right-of-use assets obtained in exchange for operating lease obligations	$787	$4,242

The accompanying notes are an integral part of these consolidated financial statements.

CABALETTA BIO, INC.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Basis of Presentation

Cabaletta Bio, Inc. (the Company or Cabaletta) was incorporated in April 2017 in the State of Delaware as Tycho Therapeutics, Inc. and, in August 2018, changed its name to Cabaletta Bio, Inc. The consolidated financial statements include the accounts of Cabaletta and its wholly owned subsidiaries: Cabaletta Bio GmbH and Cabaletta Bio (Germany) GmbH.

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of December 31, 2025, the Company has incurred an accumulated deficit of $516,957 and has cash, cash equivalents and investments of $133,599. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. Based on the Company’s current operating plan, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of this Annual Report on Form 10-K, and the Company will need to obtain additional funding. The Company's cash forecast contains estimates and assumptions based on success of ongoing clinical trials, and management cannot predict the amount or timing of all expenditures with certainty. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist of cash and cash equivalents, which are invested in U.S. treasury-based money market funds, and available-for-sale debt securities, which are invested in U.S. treasury securities. A portion of the Company’s cash is maintained at federally insured financial institutions, and account balances may at times exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk. The Company has no off‑balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities because the Company had both voting and non-voting common stock outstanding for a portion of 2024. The rights, including the liquidation and dividend rights, of the holders of the voting and non-voting common stock are identical, except with respect to voting. Each share of non-voting common stock may be converted at any time into one share of voting common stock at the option of its holder by providing written notice to the Company, subject to the limitations provided for in the amended and restated certificate of incorporation. As of December 31, 2024, no shares of non-voting common stock remain outstanding.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted this ASU for the annual period ended December 31, 2025 and the amendments have been applied retrospectively to all prior periods presented in the financial statements. Refer to Note 11 – Income Taxes for further information.

Recently Issued Accounting Pronouncements

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

3. Fair Value Measurements

As of December 31, 2025 and 2024, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$81,470	$81,470	$—	$—
Short-term investments:
U.S. Treasury securities	50,617	—	50,617	—
Total	$132,087	$81,470	$50,617	$—

	December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$162,634	$162,634	$—	$—
Total	$162,634	$162,634	$—	$—

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

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair value
Financial assets
Cash	$1,512	$—	$1,512
Money market funds	81,470	—	81,470
Included in cash and cash equivalents	82,982	—	82,982
U.S. Treasury securities - due in one year or less
Included in short-term investments	50,592	25	50,617
Total	$133,574	$25	$133,599

4. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2025	2024
Laboratory equipment	$8,488	$7,663
Furniture and fixtures	277	277
Computer equipment	196	196
Leasehold improvements	113	113
Total property, plant and equipment	9,074	8,249
Less: accumulated depreciation	(7,152)	(5,506)
Property, plant and equipment, net	$1,922	$2,743

Depreciation expense was $1,646 and $1,711 for the years ended December 31, 2025 and 2024, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2025	2024
Compensation expense	$9,716	$8,315
Clinical trial research and development services	5,335	1,236
Manufacturing and other research and development services	3,774	2,255
General and administrative services	393	342
Other	80	40
	$19,298	$12,188

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of December 31, 2025.

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

Research and development expense recognized under executed addenda to the master translational research services agreements with Penn was $5,062 and $3,250 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had no remaining commitments under the CARTA Services Agreement.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, the Company and Oxford entered into work orders with a cost of approximately $23,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of December 31, 2025, the Company has recognized project to date expense of $8,673 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

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

7. Commitments and Contingencies

Manufacturing Agreements

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (Minaris Agreement) with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc.) to serve as an additional cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, and as extended in August 2024, the Company entered into an agreement with Minaris to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and commercial readiness activities for rese-cel. Under the August 2023 work orders, Minaris converted the Company’s non-dedicated suite to a dedicated suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, or the Dedicated Suite, for an initial term of 18 months with two 18-month extensions at the Company’s sole option on six months' notice prior to the end of the term. In August 2024, the Company sent a notice to Minaris to extend the initial term of the Minaris Agreement by 18 months through August 2026. In addition, the Company agreed to certain monthly minimum runs. In August 2024, the 2023 work order related to GMP manufacturing was amended to reduce the minimum monthly runs through the end of 2024. In lieu of the original $1,500 termination fee under the terms of the Minaris Agreement, the Company would incur up to a $1,080 termination fee if it terminates both the rese-cel and MuSK-CAART work orders for any reason. The Company may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice. However, the Company may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. Minaris may terminate for convenience the Minaris Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028. In February 2026, the Company notified Minaris that it intended to permit the term to expire in August 2026.

In December 2024, the Company entered into a Development and Manufacturing Services Agreement (the Lonza Agreement) with Lonza Houston Inc. (Lonza) to serve as one of the Company's manufacturing partners for the global clinical development of rese-cel in multiple indications, including potential late-stage clinical trials and preparations for commercial readiness. The Lonza Agreement has a term of five years and can be extended for an additional three year term upon notice to Lonza at least 18 months prior to the expiration of the Lonza Agreement. The Company can terminate the Lonza Agreement at will upon nine months advance written notice to Lonza subject to the terms of the Lonza Agreement. Lonza can terminate the Lonza Agreement at will upon 24 months advance written notice to Cabaletta subject to the terms of the Lonza Agreement. Under the initial work order, Lonza will perform cell therapy manufacturing activities for Cabaletta’s CAR-T cell therapy product, rese-cel, for an initial term of 12 months with the ability to extend the manufacturing period on a rolling basis subject to the terms of the Lonza Agreement.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2025, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development expenses:
Personnel	$46,934	$39,239
Clinical trials	39,581	22,286
Manufacturing of preclinical and clinical supplies	38,240	15,523
Development services	15,350	16,417
License of intellectual property	—	1,523
Other research and development costs (1)	2,569	2,215
General and administration expenses	29,567	27,938
Interest income	(6,031)	(10,025)
Interest expense	2,004	748
Other income, net	(358)	—
Net loss	$167,856	$115,864

(1) Other research and development costs includes costs associated with information technology, travel, medical and scientific symposiums and conferences.

9. Leases

The Company leases office and laboratory space and has two manufacturing agreements that have been determined to include embedded leases.

Operating lease commitments

The Company leases office and laboratory space which include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability. The lease term for our laboratory space was extended in October 2025 through November 2026 resulting in an increase of the right-of-use asset and lease liability of $787.

Finance lease commitments - Embedded leases

As described further in Note 7, in August 2023, the Company entered into new work orders under the Minaris Agreement for Minaris to serve as one of the Company’s cell processing manufacturing partners for the global clinical development of rese-cel. Minaris converted the Company’s non-dedicated suite to a Dedicated Suite for GMP manufacturing for the Company’s rese-cel and MuSK-CAART programs, for an initial term of 18 months. The terms of the August 2023 work orders included both fixed costs and contingent variable costs. The lease commenced October 1, 2023. In 2024, the Company remeasured the lease following the resolution of the contingency related to variable costs and an amendment to the 2023 work order, which extended the term of the agreement by an additional 18 months through August 2026. The Company may terminate the Dedicated Suite lease for convenience with six months’ prior written notice and up to a $1,080 termination fee if both the rese-cel and MuSK-CAART work orders are terminated. In February 2026, the Company notified Minaris that it intended to permit the term to expire in August 2026.

As described further in Note 7, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025, resulting in the recognition of a right-of-use asset and lease liability of $14,934. As of December 31, 2025, the Company extended the lease term in accordance with the Lonza Agreement resulting in an increase of the right-of-use asset and lease liability of $6,137.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Finance leases
Interest expense	$2,004	$748
Amortization expense	12,391	3,102
Total fixed finance lease cost	$14,395	$3,850
Variable lease cost	5,508	930
Total finance lease cost	$19,903	$4,780
Operating leases
Fixed lease cost	$4,211	$3,247
Total fixed operating lease cost	$4,211	$3,247
Variable lease cost	171	296
Short-term lease cost	34	750
Total operating lease cost	$4,416	$4,293

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,227	$3,291
Operating cash flows used for finance leases	1,713	748
Financing cash flows for finance leases	6,261	897
Other information
Weighted average remaining lease term - finance leases (in years)	1.1	1.7
Weighted average discount rate - finance leases	10.7%	11.5%
Weighted average remaining lease term - operating leases (in years)	0.9	1.7
Weighted average discount rate - operating leases	10.3%	11.0%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of December 31, 2025 are as follows:

	Finance Leases	Operating Leases
2026	$21,914	$3,633
2027	3,280	—
Total undiscounted lease payments	25,194	3,633
Less imputed interest	(1,557)	(172)
Total lease liability	$23,637	$3,461

10. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue 293,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock are outstanding as of December 31, 2025.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. An additional 3,090,190 common stock warrants were issued in the financing for shares purchased by the underwriters in the market to cover overallotment demand. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2025, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. As of December 31, 2025, no common stock warrants had been exercised and 53,090,190 remain outstanding. Subsequent to December 31, 2025, 2,775,100 common stock warrants were exercised for proceeds of $6,938.

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

At-the-Market Offering

On March 31, 2025, the Company converted the Form S-3ASR to a Form S-3 (File No. 333-278126) by post-effective amendments. This Form S-3 was declared effective on March 31, 2025. The Company had a Sales Agreement with TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (TD Cowen) to provide for the offering, issuance and sale of up to an aggregate amount of $200.0 million of common stock from time to time in “at-the-market” offerings (2024 ATM Program) pursuant to its S-3, and subject to the limitations thereof. On June 11, 2025, the 2024 ATM Program with TD Cowen was terminated. Prior to termination, the Company sold an aggregate of 2,609,865 shares pursuant to the 2024 ATM Program for total net proceeds of $7,724, consisting of $5,129 in 2024 and $2,595 in 2025.

On August 7, 2025, the Company filed a Registration Statement (File No. 333-289339) with the Securities and Exchange Commission (SEC), which was declared effective on August 15, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of the Company's common stock from time to time in “at-the-market” offerings (the 2025 ATM Program) under the 2025 Shelf Registration Statement and subject to the limitations thereof (the 2025 Sales Agreement). During the year ended December 31, 2025, the Company sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10,151. Subsequent to December 31, 2025, the Company sold 8,055,260 additional shares, for net proceeds of $22,568.

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

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2026, the total number of shares under the 2019 Plan was increased by 4,019,172 shares pursuant to the 2019 Plan Evergreen Provision. As of December 31, 2025, there were 1,066,471 shares remaining available for issuance under the 2019 Plan.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the Compensation Committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant. The number of shares reserved for issuance under the Inducement Plan was 275,000 shares. As of December 31, 2025, there were no shares available for issuance under the Inducement Plan.

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

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2025	11,231,148	$10.63	7.4	$989
Granted	3,469,050	1.78
Exercised	(13,334)	1.01		9
Forfeited/Cancelled	(851,492)	8.29
Outstanding as of December 31, 2025	13,835,372	$8.57	7.1	$2,371
Options Exercisable at December 31, 2025	7,860,610	$9.45	5.8	$899

(1) The weighted average exercise prices and aggregate intrinsic values in this table will not reflect the impact of the May 2025 repricing until the retention period is complete in May 2026.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.52 and $13.44, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.72%—4.46%	3.43%—4.60%
Expected term	5.5 years—6.1 years	5.5 years—6.2 years
Expected volatility	112%—118%	106%—111%
Expected dividend yield	0%	0%

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

Expected volatility—Expected volatility is estimated using the Company's stock price since its IPO in October 2019.

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Year Ended December 31,
	2025	2024
Research and development	$11,470	$10,163
General and administrative	9,469	9,302
Total	$20,939	$19,465

As of December 31, 2025, there was $35,159 of unrecognized compensation cost related to unvested option awards and vested option awards subject to the twelve month retention period, which is expected to be recognized over a weighted-average period of 2.1 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2026, the total number of shares available under the 2019 ESPP was increased by 234,229 shares pursuant to the 2019 Plan Evergreen Provision. As of December 31, 2025, there were 136,383 shares remaining available for issuance under the 2019 ESPP.

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

11. Income Taxes

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
U.S. Statutory Tax Rate	$(35,304)	21.0%	$(24,331)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	—	0.0%	—	0.0%
Foreign Tax Effects	24	0.0%	(4)	0.0%
Effect of Cross-Border Tax Laws	94	-0.1%	6	0.0%
Tax Credits	(9,489)	5.6%	(5,769)	5.0%
Change in Valuation Allowances (Domestic)	43,489	-25.9%	29,176	-25.2%
Nontaxable or Nondeductible Items	983	-0.6%	951	-0.8%
Other Adjustments	203	0.0%	(29)	0.0%
Actual income tax benefit effective tax rate	$—	0.0%	$—	0.0%

(1) Within the State Income Tax category, Pennsylvania and Philadelphia accounted for the majority, representing over 50% of the total reconciling impact.

Consistent with the Company’s cumulative loss position and absence of taxable income in federal, state, and local jurisdictions, the Company made no income tax payments and received no income tax refunds in the current fiscal year.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Federal, state and local net operating loss carryforwards	$83,014	$44,369
Capitalized research and development costs	31,333	36,646
Research and development tax credits	25,050	16,296
Stock-based compensation deductions	13,299	9,919
License fee deductions	186	221
Operating lease liabilities	7,357	4,607
Accrued expenses	2,805	2,603
Gross deferred tax assets	163,044	114,661
Less: valuation allowance	(157,850)	(110,723)
Total deferred tax assets	5,194	3,938
Deferred tax liabilities:
Operating lease right-of-use assets	(5,194)	(3,938)
Net deferred tax assets	$—	$—

The Company increased its valuation allowance by $47,127 for the year ended December 31, 2025 in order to maintain a full valuation allowance against its deferred tax assets. Based on the Company’s history of losses, the Company recorded a full valuation allowance against its deferred tax assets as of December 31, 2025. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support a reversal of the allowance.

As of December 31, 2025, the Company had federal, state and local net operating loss carryforwards of $319,886, $255,101 and $257,607, respectively; $319,636 of the federal net operating losses do not expire, and the remaining $250 expire in 2037. The state net operating losses begin to expire in 2037. The local net operating losses begin to expire in 2042.

As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $25,044 and $6, respectively. The research and development credits begin to expire in 2038. The Company’s federal research credits consist of approximately $13,821 of Research and Development credits and $11,223 of Orphan Drug credits.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, these net operating losses, credit carryforwards and other tax attributes may be subject to limitation based on previous significant changes in ownership and upon future significant changes in ownership of the Company, as defined by the Code.

The Company files income tax returns in the U.S. federal jurisdiction and in multiple state and local jurisdictions; however, Pennsylvania and Philadelphia constitute the Company’s most significant tax jurisdictions due to the concentration of its operational footprint and the resulting apportionment profile. The tax years 2024, 2023 and 2022 remain open to examination by the jurisdictions where the Company is subject to tax.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2025, the Company had no unrecognized income tax benefits that would affect the Company’s effective tax rate if recognized.

12. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. In May 2024, the remaining 1,444,295 shares of non-voting common stock were converted to voting common stock and no shares of non-voting common stock remain outstanding. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company have been allocated on a proportionate basis to the two classes. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2025 included outstanding pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock. No pre-funded warrants were outstanding as of December 31, 2024.

Diluted net loss per share is calculated using the if-converted method as of December 31, 2024, which assumes conversion of all non-voting common stock to voting common stock.

Year ended December 31, 2025
Voting common stock
Basic and diluted net loss per share:
Net loss	$(167,856)
Weighted average number of shares outstanding	79,903,224
Net loss per share, basic and diluted	$(2.10)

	Year ended December 31, 2024
	Voting common stock	Non-voting common stock
Basic net loss per share:
Numerator
Allocation of undistributed losses	$(114,728)	$(1,136)

Denominator
Weighted average number of shares used in basic per share computation	49,038,726	485,378
Net loss per share, basic	$(2.34)	$(2.34)

Diluted net loss per share:
Numerator
Allocation of undistributed losses for basic computation	$(114,728)	$(1,136)
Reallocation of undistributed losses as a result of conversion of non-voting to voting common shares	(1,136)	—
Allocation of undistributed losses	$(115,864)	$(1,136)

Denominator
Weighted average number of shares used in basic per share computation	49,038,726	485,378
Add: conversion of non-voting to voting common shares outstanding	485,378	—
Weighted average number of shares used in diluted per share computation	49,524,104	485,378
Net loss per share, diluted	$(2.34)	$(2.34)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options to purchase common stock	13,835,372	11,231,148
Warrants to purchase common stock	53,090,190	—
Total	66,925,562	11,231,148

13. 401(k) Savings Plan

The Company maintains a defined-contribution savings plan under Section 401(k) of the IRC, or the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Effective January 1, 2020, the Plan provided for matching contributions on a portion of participant contributions pursuant to the 401(k) Savings Plan’s matching formula, up to 4% of eligible compensation. All matching contributions and participant contributions vest immediately. Contributions totaled $1,063 and $894 for the years ended December 31, 2025 and 2024, respectively, and have been recorded in the statements of operations.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234017) filed on October 16, 2019)

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-39103) filed with the SEC on December 12, 2022

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 12, 2025)

4.5	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 12, 2025)

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

10.8#*	Cabaletta Bio, Inc. 2025 Inducement Plan

10.9+

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

10.20

First Amendment, dated February 15, 2022, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.21#	Form of Employment Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.22+

Option Agreement, dated December 23, 2021, by and between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.23+

Licence and Supply Agreement, dated December 30, 2021, by and between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 17, 2022)

10.24+

First Amendment to the Licence and Supply Agreement, dated as of May 2, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 10, 2023)

10.25+

Second Amendment to the Licence and Supply Agreement, dated as of August 18, 2023, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 9, 2023)

10.26+

Exclusive License Agreement, dated October 7, 2022, by and between the Registrant and Nanjing IASO Biotherapeutics Co., LTD.(incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 10, 2022)

10.27+

Development, Manufacturing, and Testing Services Agreement, dated January 11, 2021, between the Registrant and WuXi Advanced Therapies Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 16, 2023)

10.28+

Master Translational Research Services Agreement, dated as of February 9, 2023, between the Registrant and the Trustees of the University of Pennsylvania (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 11, 2023)

10.29+

Third Amendment to the Licence and Supply Agreement, dated as of February 21, 2024, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on May 15, 2024)

10.30+

Fourth Amendment to the Licence and Supply Agreement, dated as of June 24, 2024, between the Registrant and Oxford Biomedica (UK) Limited (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 8, 2024)

10.31+

Services Agreement, dated as of February 1, 2019, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.32+

Amendment to the Services Agreement, dated as of December 1, 2021, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.33+

Amendment to the Services Agreement, dated as of September 30, 2024, between the Registrant and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.34+

Second Amendment, dated September 24, 2024, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P., as amended. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on November 14, 2024)

10.35+

Development and Manufacturing Services Agreement, dated as of December 19, 2024, between the Registrant and Lonza Houston Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed on August 7, 2025)

10.38+*	Development and Manufacturing Services Agreement, dated as of January 11, 2026, between the Registrant and Cellares Corporation

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed on March 31, 2025)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7	Cabaletta Bio, Inc.'s Compensation Recovery Policy (incorporated by reference to Exhibit 99.7 to the Registrant's Annual Report on Form 10-K (File No. 001-39103) filed on March 21, 2024)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: March 23, 2026	By:	/s/ Steven Nichtberger
Steven Nichtberger, M.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Nichtberger	Director, Chief Executive Officer and President	March 23, 2026
Steven Nichtberger, M.D.	(Principal Executive Officer)

/s/ Anup Marda	Chief Financial Officer	March 23, 2026
Anup Marda	(Principal Financial and Accounting Officer)

/s/ Catherine Bollard	Director	March 23, 2026
Catherine Bollard, M.D.

/s/ Scott Brun	Director	March 23, 2026
Scott Brun, M.D.

/s/ Richard Henriques	Director	March 23, 2026
Richard Henriques

/s/ Mark Simon	Director	March 23, 2026
Mark Simon

/s/ Shawn Tomasello	Director	March 23, 2026
Shawn Tomasello