Form 10-Q
period 2026-03-31
Cabaletta Bio, Inc.
filed 2026-05-14
CIK 1759138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 163,054,796 shares of common stock, $0.00001 par value per share, outstanding.

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
•
We may establish our own manufacturing facility and infrastructure in addition to, or in lieu of, relying on third parties for the manufacture of our product candidates, which will be costly and time-consuming and may not be successful.
•
Our future success depends in part upon our ability to retain our key employees, consultants and advisors and to attract, retain and motivate other qualified personnel.
•
We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we are unable to secure additional funding beyond our current cash position that enables our operations into mid-2027, we may be forced to delay, reduce or discontinue our product development programs efforts or other operations.

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
•
our expectations for the tolerability and clinical activity of rese-cel and our ability to advance this product candidate through our license agreement with IASO;
•
the potential benefits of our Orphan Drug, Rare Pediatric Disease and Fast Track designations;
•
our expected use of proceeds from sales of our common stock in "at-the-market" offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to extend our current cash runway beyond our current expectations into mid-2027 and meet our operating needs, including our ability to continue as a going concern;
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
•
our expectations regarding international expansion and the results of our efforts to do so;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$116,635	$82,982
Short-term investments	—	50,617
Prepaid expenses and other current assets	5,681	5,272
Total current assets	122,316	138,871
Property and equipment, net	1,585	1,922
Finance lease right-of-use assets	16,519	15,700
Operating lease right-of-use assets	2,453	3,431
Other assets	5,273	5,159
Total assets	$148,146	$165,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,382	$6,636
Accrued and other current liabilities	12,009	19,298
Finance lease liabilities, current portion	20,631	20,758
Operating lease liabilities, current portion	2,485	3,461
Total current liabilities	41,507	50,153
Finance lease liabilities, net of current portion	3,334	2,879
Total liabilities	44,841	53,032
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Voting and non-voting common stock, $0.00001 par value: 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as of March 31, 2026 and December 31, 2025; 111,324,796 voting shares issued and outstanding as of March 31, 2026 and 100,479,323 voting shares issued and outstanding as of December 31, 2025	1	1
Additional paid-in capital	663,776	628,982
Accumulated other comprehensive income	—	25
Accumulated deficit	(560,472)	(516,957)
Total stockholders’ equity	103,305	112,051
Total liabilities and stockholders’ equity	$148,146	$165,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$37,353	$29,018
General and administrative	6,943	8,118
Total operating expenses	44,296	37,136
Loss from operations	(44,296)	(37,136)
Other income (expense):
Interest income	1,076	1,487
Interest expense	(636)	(294)
Other income, net	341	—
Net loss	$(43,515)	$(35,943)
Other comprehensive income:
Net unrealized loss on available-for-sale investments, net of tax	(25)	—
Net comprehensive loss	$(43,540)	$(35,943)
Net loss per common stock share, basic and diluted	$(0.39)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	112,025,474	50,743,101

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2025	100,479,323	$1	$628,982	$25	$(516,957)	$112,051
Issuance of common stock from ATM offering, net of sales agent commission and fees	8,055,260	—	22,568	—	—	22,568
Issuance of common stock upon exercise of common stock warrants	2,775,100	—	6,938	—	—	6,938
Issuance of common stock in connection with exercise of stock options	15,113	—	32	—	—	32
Stock-based compensation	—	—	5,256	—	—	5,256
Net unrealized losses on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(43,515)	(43,515)
Balance—March 31, 2026	111,324,796	$1	$663,776	$—	$(560,472)	$103,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,515)	$(35,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,256	5,161
Depreciation	337	485
Non-cash finance lease expense	4,022	1,465
Non-cash operating lease expense	978	881
Accretion of operating lease liabilities	81	167
Amortization of discount on investments	(368)	—
Loss on foreign currency exchange rates	19	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(409)	(53)
Other assets	(114)	(76)
Accounts payable	(269)	1,591
Accrued and other current liabilities	(7,281)	(3,538)
Lease liabilities	(1,057)	(1,057)
Accrued interest payable under finance lease	(241)	86
Net cash used in operating activities	(42,561)	(30,802)
Cash flows from investing activities:
Purchases of property and equipment	—	(785)
Proceeds from maturities of investments	50,960	—
Net cash provided by (used in) investing activities	50,960	(785)
Cash flows from financing activities:
Issuance of common stock from ATM offering, net of sales agent commission and fees	22,568	—
Proceeds from issuance of common stock upon exercise of common stock warrants	6,938	—
Proceeds from issuance of common stock in connection with the exercise of stock options	32	—
Principal payments on finance leases	(4,271)	(552)
Net cash provided by (used in) financing activities	25,267	(552)
Effect of exchange rate changes on cash and cash equivalents	(13)	7
Net increase (decrease) in cash and cash equivalents	33,653	(32,132)
Cash and cash equivalents—beginning of period	82,982	163,962
Cash and cash equivalents—end of period	$116,635	$131,830
Supplemental disclosures
Cash paid for interest	$877	$208
Right-of-use assets obtained in exchange for finance lease obligations	$4,841	$14,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, (ASC 205-40) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of March 31, 2026, the Company has incurred an accumulated deficit of $560,472 and has cash and cash equivalents of $116,635. In May 2026, the Company raised aggregate net proceeds of approximately $141,000 (Note 9).

The Company expects that its current cash and cash equivalents may be sufficient to fund operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements; however, the Company's cash forecast contains estimates and assumptions with significant variability and management cannot predict the amount or timing of all expenditures with certainty. The Company’s ultimate success depends on the outcome of its research and development activities. Management expects to incur additional losses in the future as it continues its research and development and will need to raise additional capital to fully implement its business plan and to fund its operations. The Company intends to raise such additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the interim periods ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 23, 2026 (2025 Annual Report).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to advance payments and accruals related to the Company’s research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2025 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At March 31, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$114,506	$114,506	$—	$—
Total	$114,506	$114,506	$—	$—

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$81,470	$81,470	$—	$—
Short-term investments:
U.S. Treasury securities	50,617	—	50,617	—
Total	$132,087	$81,470	$50,617	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of March 31, 2026.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair value
Financial assets
Cash	$1,512	$—	$1,512
Money market funds	81,470	—	81,470
Included in cash and cash equivalents	82,982	—	82,982
U.S. Treasury securities - due in one year or less
Included in short-term investments	50,592	25	50,617
Total	$133,574	$25	$133,599

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Compensation expense	$3,639	$9,716
Clinical trial research and development services	5,468	5,335
Manufacturing and other research and development services	2,515	3,774
General and administrative services	297	393
Other	90	80
	$12,009	$19,298

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of March 31, 2026.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $762 and $1,042 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had no remaining commitments under the CARTA Services Agreement.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, the Company and Oxford entered into work orders with a cost of approximately $23,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of March 31, 2026, the Company has recognized project to date expense of $10,931 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees.

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

6. Commitments and Contingencies

Manufacturing Agreements

In January 2021, the Company entered into a Development and Manufacturing Services Agreement (Minaris Agreement) with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc.) to serve as a cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. In August 2023, and as extended in August 2024, the Company entered into an agreement with Minaris to serve as one of the Company's manufacturing partners for the RESETTM clinical trials through August 2026. The Company may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice, subject to an early termination fee of up to $1,080 if it terminates both the rese-cel and MuSK-CAART work orders for any reason. Minaris may terminate for convenience the Minaris Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028. In February 2026, the Company notified Minaris that it intended to permit the term to expire in August 2026.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2026, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development expenses:
Personnel	$12,389	$11,365
Clinical trials	10,604	8,511
Manufacturing of preclinical and clinical supplies	10,793	5,032
Development services	2,755	3,567
Other research and development costs (1)	812	543
General and administration expenses	6,943	8,118
Interest income	(1,076)	(1,487)
Interest expense	636	294
Other income, net	(341)	—
Net loss	$43,515	$35,943

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

Finance lease commitments - Embedded leases

As described further in Note 6, in August 2023, and as extended in August 2024, the Company entered into work orders under the Minaris Agreement for Minaris to serve as a cell processing manufacturing partner for the MusCAARTesTM trial and RESETTM clinical trials, for an initial term of 18 months. In February 2026, the Company notified Minaris that it intended to permit the term to expire in August 2026. The terms of the August 2023 work orders included a dedicated suite with fixed costs and contingent variable costs.

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025. During the three months ended March 31, 2026, the Company extended the lease term in accordance with the Lonza Agreement resulting in an increase of the right-of-use asset and lease liability of $4,841.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,057	$1,057
Operating cash flows used for finance leases	877	208
Financing cash flows for finance leases	4,271	552
Other information
Weighted average remaining lease term - finance leases (in years)	1.2	1.5
Weighted average discount rate - finance leases	10.2%	11.0%
Weighted average remaining lease term - operating leases (in years)	0.7	1.4
Weighted average discount rate - operating leases	10.3%	11.0%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of March 31, 2026 are as follows:

	Finance Leases	Operating Leases
2026	$17,568	$2,576
2027	7,950	—
Total undiscounted lease payments	25,518	2,576
Less imputed interest	(1,553)	(91)
Total lease liability	$23,965	$2,485

9. Common Stock

Common Stock

Pursuant to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company is authorized to issue 293,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock.

May 2026 Financing

In May 2026, the Company issued 51,725,000 shares of common stock at a price of $2.90 per share pursuant to a prospectus supplement dated May 4, 2026 to our shelf registration statement on Form S-3 (File No. 333-278126). The offering was underwritten by TD Securities (USA) LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., as joint book-running managers, and H.C. Wainwright & Co., LLC, as lead manager. Aggregate net proceeds were approximately $141,000 after deducting underwriting discounts and commissions and offering expenses.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. An additional 3,090,190 common stock warrants were issued in the financing for shares purchased by the underwriters in the market to cover overallotment demand. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of March 31, 2026, 2,775,100 common stock warrants were exercised for proceeds of $6,938 and 50,315,090 common stock warrants remain outstanding.

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

On August 7, 2025, the Company filed a Registration Statement (File No. 333-289339) with the Securities and Exchange Commission (SEC), which was declared effective on August 15, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of the Company's common stock from time to time in “at-the-market” offerings (the 2025 ATM Program) under the 2025 Shelf Registration Statement and subject to the limitations thereof (the 2025 Sales Agreement). During the year ended December 31, 2025, the Company sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10,151. In the first quarter of 2026, the Company sold 8,055,260 additional shares, for net proceeds of $22,568.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2026, the total number of shares under the 2019 Plan was increased by 4,019,172 shares pursuant to the 2019 Plan Evergreen Provision. As of March 31, 2026, there were 1,315,540 shares remaining available for issuance under the 2019 Plan.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the Compensation Committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant. The number of shares reserved for issuance under the Inducement Plan was 275,000 shares. As of March 31, 2026, there were no shares available for issuance under the Inducement Plan. Subsequent to March 31, 2026, the Company's board of directors authorized an increase in the number of shares of common stock reserved for issuance under the Inducement Plan to 1,275,000 shares. As a result, 1,000,000 shares remain available for issuance under the Inducement Plan following the increase.

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

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding as of January 1, 2026	13,835,372	$8.57	7.1	$2,371
Granted	3,886,400	3.28
Exercised	(15,113)	2.11		16
Forfeited/Cancelled	(116,297)	4.63
Outstanding as of March 31, 2026	17,590,362	$7.43	7.5	$4,322
Options Exercisable at March 31, 2026	8,923,688	$9.01	5.9	$1,982

(1) The weighted average exercise prices and aggregate intrinsic values in this table will not reflect the impact of the May 2025 repricing until the retention period is complete in May 2026.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $2.83 and $1.45, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.70%—3.91%	3.98%—4.46%
Expected term	6.1 years	6.1 years
Expected volatility	116%	112%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$2,939	$2,666
General and administrative	2,317	2,495
Total	$5,256	$5,161

As of March 31, 2026, there was $40,021 of unrecognized compensation cost related to unvested option awards and vested option awards subject to the twelve month retention period, which is expected to be recognized over a weighted-average period of 2.4 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2026, the total number of shares available under the 2019 ESPP was increased by 234,229 shares pursuant to the 2019 Plan Evergreen Provision. As of March 31, 2026, there were 370,612 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three months ended March 31, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2026 and December 31, 2025.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. The Company has 6,409,519 authorized shares of non-voting common stock. None of these shares of non-voting common stock have been outstanding since May 2024. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company are allocated on a proportionate basis to the two classes in periods when non-voting stock is outstanding. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2026 included outstanding pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock. No pre-funded warrants were outstanding as of March 31, 2025.

	Three Months Ended March 31,
	2026	2025
	Voting common stock	Voting common stock
Basic and diluted net loss per share:
Net loss	$(43,515)	$(35,943)
Weighted average number of shares outstanding	112,025,474	50,743,101
Net loss per share, basic and diluted	$(0.39)	$(0.71)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	17,590,362	14,066,205
Warrants to purchase common stock	50,315,090	—
Total	67,905,452	14,066,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section entitled “Risk Factors,” and our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Our Company

We are a late clinical-stage biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation, platform focuses on the CARTA, or Chimeric Antigen Receptor T cells for Autoimmunity, approach, which is designed to potentially reset the immune system. Based on clinical data reported to date, we believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases and that it has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201) is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and is our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single, weight-based infusion of T cells that are engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy transitional, naïve B cells. This approach has demonstrated the potential to reset the immune system and result in meaningful clinical responses without chronic therapy requirements in patients. The efficacy and safety of rese-cel were recently reviewed, along with all other commercial and academic constructs in development in a February 2026 Nature Biotechnology publication. As of December 2025, in the first 40 patients dosed with rese-cel with preconditioning across four RESETTM trials, 95% of patients had either no cytokine release syndrome, or CRS, or Grade 1 CRS (transient fever) and 95% of patients experienced no immune effector cell-associated neurotoxicity syndrome, or ICANS.

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

In addition to our development program across multiple indications using standard preconditioning regimens, based on early data from a Phase 1/2 trial evaluating rese-cel without preconditioning in pemphigus vulgaris patients, we are evaluating rese-cel without preconditioning in non-renal SLE and LN patients. Longer-term data from the no-preconditioning SLE, LN and PV patients is expected to be presented in the second half of 2026.

In January 2026, we announced investigational new drug, or IND, clearance for rese-cel to be manufactured using an automated manufacturing platform - the Cell ShuttleTM from Cellares Corporation, or Cellares - offering the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment by the Company. In April 2026, we entered into a commercial supply agreement with Cellares for the commercial supply of rese-cel using Cellares’ automated Cell ShuttleTM and through future implementation of Cellares’ Cell Q platform.

RESET-Myositis®

The three adult myositis subtypes, dermatomyositis, or DM, anti-synthetase syndrome, or ASyS, and immune-mediated necrotizing myopathy, or IMNM, being evaluated in the RESET-Myositis® Phase 1/2 clinical trial of rese-cel affect approximately 80,000 patients in the U.S. Myositis typically affects middle-aged individuals, particularly women, and the disease is often refractory, despite existing therapies. In the United States, we believe approximately 20% to 25% of the prevalent population, or 16,000 to 20,000 people, would be potentially eligible patients for rese-cel.

The RESET-Myositis® Phase 1/2 clinical trial is designed to treat at least six patients with DM or ASyS, at least six patients with IMNM, as well as at least six patients with juvenile idiopathic inflammatory myopathy, or JIIM, all in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with dermatomyositis and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for juvenile dermatomyositis. In May 2025, we announced the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation to rese-cel for the treatment of myositis. Based on clinical data presented in October 2025 at the American College of Rheumatology, or ACR, Convergence 2025, we initiated a DM/ASyS registrational cohort within the RESET-Myositis® trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Our registrational trial design includes a 16-week primary endpoint of moderate or major TIS response while off immunomodulators and on no or low-dose steroids. Based on the safety data from the Phase 1/2 cohort, the protocol permits outpatient administration. In addition, we are planning for a pediatric submission in juvenile idiopathic inflammatory myopathy, or JIIM, based on data available at the time of adult submission from the ongoing Ph 1/2 cohort to support a pediatric label claim.

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

The registrational cohorts will evaluate the same single, weight-based infusion of rese-cel at 1.0 x 106 cells/kg as used in the Phase 1/2 myositis cohorts with similar enrollment criteria. As presented at ACR Convergence 2025, all myositis patients in the Phase 1/2 DM/ASyS cohort with sufficient follow-up who met key registrational inclusion criteria exceeded the registrational primary endpoint, demonstrating major TIS responses with no immunomodulators. Based on discussions with the FDA, we plan to use pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis-specific safety data for the Biologics License Application, or BLA, submission in myositis, and the required safety database is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We initiated enrollment in the registrational DM/ASyS cohort in December 2025 and anticipate BLA submission in 2027.

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

The RESET-SLETM Phase 1/2 clinical trial is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In November 2025, we announced the FDA granted RMAT designation to rese-cel for treatment of SLE and LN. In January 2026, Cabaletta announced registrational cohort designs in RESET-SLETM to evaluate the current rese-cel weight-based dose of 1 million cells/kg in a single infusion with preconditioning, including two independent, single-arm cohorts, one consisting of patients with non-renal SLE and one consisting of patients with LN, each evaluating approximately 25 patients with unique endpoints in each cohort. Complete Phase 1/2 data from both cohorts is anticipated in the first half of 2026. Cabaletta will provide an update on next steps for these cohorts in 2026, subject to dose-ranging data evaluating rese-cel without preconditioning in lupus patients.

In the RESET-SLETM trial evaluating rese-cel without preconditioning in patients with lupus, the initial dose cohort is fully enrolled with initial data at the lowest dose anticipated in the first half of 2026 and longer-term durability data is expected to be presented in the second half of 2026.

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

The RESET-MGTM Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. In October 2025, we announced that rese-cel was generally well tolerated across two AChR-positive and two AChR-negative patients (both seronegative; no anti-MuSK or anti-LRP4 antibodies). No CRS occurred in three of four patients, and grade 2 CRS occurred in one AChR-positive patient that resolved with no sequelae. Both cohorts have been fully enrolled.

Complete Phase 1/2 data from both cohorts were presented at the American Academy of Neurology (AAN) Annual Meeting in April 2026. In the RESET-MG trial, 13 patients with active, refractory disease were treated with rese-cel with preconditioning with a data cut-off of March 6, 2026, and follow-up between 8 and 40 weeks. 7 patients were in the AChR-positive cohort, and 6 patients were in the AChR-negative cohort. 11 of 13 patients experienced no CRS and 13 of 13 patients experienced no ICANS. 10 of 13 patients experienced clinically meaningful improvements in MG-ADL scores off immunomodulators for MG while 3 patients received rescue medications for insufficient response. Of the 10 MG-ADL responders, 9 were off or tapering steroids, and one patient remained on chronic steroids for adrenal insufficiency. We anticipate announcing the registrational cohort design in MG in mid-2026.

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

The ongoing RESET-PV® trial is designed to evaluate rese-cel as a monotherapy without preconditioning in patients with mucosal pemphigus vulgaris, or mPV, and mucocutaneous pemphigus vulgaris, or mcPV. In October 2025, we announced that rese-cel exhibited similar CAR T cell expansion and contraction kinetics relative to translational data reported from other RESETTM trials with preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. Rese-cel was generally well tolerated with no ICANS reported as of the data cutoff. Durability data from the no-preconditioning PV patients is expected to be presented in the second half of 2026.

As of the data cutoff of April 2, 2026, in the RESET-PV® trial, 4 patients received rese-cel at the lowest dose without preconditioning and had follow-up between 24 and 36 weeks. 3 of 4 patients experienced no CRS (1 patient with Grade 1 CRS) and 4 of 4 patients experienced no ICANS. Complete peripheral B cell elimination was observed in 3 of 4 patients. 2 of 4 patients demonstrated compelling clinical activity through 6 months follow-up and 3 of 4 patients remained off all immunomodulators and steroids as of the data cut-off. We will present this data at the American Society of Gene & Cell Therapy (ASGCT) 2026 Annual Meeting in May 2026. Based on the safety profile observed at the lowest dose, multiple additional patients have been enrolled at a higher dose cohort in the RESET-PV trial® and longer-term data at the higher dose is anticipated in the second half of 2026.

Manufacturing

Our manufacturing strategy utilizes proven external suppliers, with a philosophy of maintaining redundant supply capability for cellular products.

We have established and implemented a phase-appropriate manufacturing supply strategy that includes Process A (early clinical phase), Process B (partially automated, commercially scalable process intended for initial commercial launch), and Process C (fully automated version of Process B). For cell manufacturing, we have partnered with Minaris Advanced Therapies, LLC, or Minaris, and Lonza Houston Inc., or Lonza, to serve as manufacturing partners for the global clinical development of rese-cel. For supply of lentiviral vector, we are working with Oxford Biomedica (UK) Limited, or Oxford.

In January 2026, we entered into a clinical supply agreement with Cellares to serve as a clinical supplier of rese-cel using Cellares’ automated manufacturing platform, the Cell Shuttle™, and we announced IND clearance for rese-cel to be manufactured using the Cellares Cell Shuttle™. We will present initial translational data from the first two autoimmune patients treated with rese-cel manufactured using the automated Cellares Cell Shuttle™ platform in the RESET™ clinical development program at ASGCT in May 2026.

In April 2026, we entered into a commercial supply agreement with Cellares under which Cellares would supply rese-cel using Cellares’ automated Cell ShuttleTM and through future implementation of Cellares’ Cell Q platform.

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of March 31, 2026, we had $116.6 million in cash and cash equivalents and through a follow-on offering in May 2026, we raised approximately $141.0 million after deducting underwriting discounts and commissions and offering expenses.

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

Minaris Manufacturing Agreement

In January 2021, we entered into a Development and Manufacturing Services Agreement (Minaris Agreement) with Minaris Advanced Therapies, LLC, or Minaris (f/k/a WuXi Advanced Therapies, Inc.) to serve as a cell processing manufacturing partner for the MuSK-CAART Phase 1 clinical trial, or MusCAARTesTM trial. In August 2023, and as extended in August 2024, we entered into an agreement with Minaris to serve as one of our manufacturing partners for the RESETTM clinical trials through August 2026. We may terminate for convenience the Minaris Agreement or any work order with six months' prior written notice, subject to an early termination fee of up to $1,080 if we terminate both the rese-cel and MuSK-CAART work orders for any reason. Minaris may terminate for convenience the Minaris Agreement or any work order on 18 months' prior written notice, but such notice may not be effective prior to February 2028. In February 2026, we notified Minaris that we intended to permit the term to expire in August 2026.

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

In April 2026, we announced the execution of a commercial agreement with Cellares to provide future commercial supply of rese-cel, pending FDA approval, using its automated manufacturing and quality control platforms. The agreement facilitates flexible, scalable automated production of rese-cel with minimal capital investment.

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

Unless earlier terminated, the License Agreement expires on the expiration, abandonment or other termination of the last valid claim in Penn’s intellectual property licensed by us. We may terminate the License Agreement at any time for convenience upon 60 days' written notice. In the event of an uncured, material breach, Penn may terminate the License Agreement upon 60 days' written notice.

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

Results of Operations for the three months ended March 31, 2026 and 2025

The following sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$37,353	$29,018	$8,335
General and administrative	6,943	8,118	(1,175)
Total operating expenses	44,296	37,136	7,160
Loss from operations	(44,296)	(37,136)	(7,160)
Other income (expense):
Interest income	1,076	1,487	(411)
Interest expense	(636)	(294)	(342)
Other income, net	341	—	341
Net loss	$(43,515)	$(35,943)	$(7,572)

Research and Development

Research and development expenses were $37.4 million for the three months ended March 31, 2026 compared to $29.0 million for the three months ended March 31, 2025. The table below summarizes our research and development expenses:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Clinical trials	$10,604	$8,511	$2,093
Manufacturing of preclinical and clinical supplies	10,793	5,032	5,761
Personnel	12,389	11,365	1,024
Development services	2,755	3,567	(812)
Other	812	543	269
	$37,353	$29,018	$8,335

Specific changes in our research and development expenses year over year include a:

•
$5.8 million increase in manufacturing costs primarily due to expanded cell processing capabilities, including those for commercial readiness, and increased patient enrollment and related activities;
•
$2.1 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$1.0 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program, including an increase of $0.3 million in stock-based compensation expense; partially offset by a
•
$0.8 million decrease in development services primarily due to lower spend on external research activities.

General and Administrative

General and administrative expenses were $6.9 million for the three months ended March 31, 2026 compared to $8.1 million for the three months ended March 31, 2025. The decrease of $1.2 million is primarily driven by lower personnel related costs due to decreased headcount.

Interest Income

Interest income decreased by $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower cash, cash equivalents and investment balances earning interest during 2026 as prior financing proceeds were utilized to fund operating activities, as well as reductions in interest rates on government securities.

Interest Expense

Interest expense increased $0.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as a result of finance lease arrangements from embedded leases within our manufacturing agreements with Minaris and Lonza.

Other Income, net

Other Income, net increased $0.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to proceeds received from the sale of our Pennsylvania research and development tax credits.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through March 31, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $413.0 million. Our cash and cash equivalents balance of $116.6 million as of March 31, 2026, along with net proceeds of approximately $141.0 million from our May 2026 financing, should enable us to fund our operations and capital expenditures into mid-2027. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of March 31, 2026, we had an accumulated deficit of $560.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, office and laboratory, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. We expect that our current cash and cash equivalents may be sufficient to fund our operations for at least the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements; however, our cash forecast contains estimates and assumptions with significant variability and we cannot predict the amount or timing of all expenditures with certainty. Our ultimate success depends on the outcome of our research and development activities. We expect to incur additional losses in the future as we continue our research and development and we will need to raise additional capital to fully implement our business plan and to fund our operations. Accordingly, we have concluded that substantial doubt exists about the Company’s ability to continue as a going concern. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate certain planned activities to reduce costs.

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

On August 7, 2025, we filed a Registration Statement (File No. 333-289339) with the SEC, which was declared effective on August 15, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof, or the 2025 Sales Agreement. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the first quarter of 2026, we sold 8,055,260 shares of common stock pursuant to the 2025 ATM Program for net proceeds of $22.6 million.

May 2026 Financing

In May 2026, we issued 51,725,000 shares of our common stock at a price of $2.90 per share pursuant to a prospectus supplement dated May 4, 2026 to our shelf registration statement on Form S-3 (File No. 333-278126). The offering was underwritten by TD Securities (USA) LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., as joint book-running managers, and H.C. Wainwright & Co., LLC, as lead manager. Aggregate net proceeds were approximately $141.0 million after deducting underwriting discounts and commissions and offering expenses.

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of March 31, 2026, 2,775,100 common stock warrants were exercised for proceeds of $6.9 million and 50,315,090 common stock warrants remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,561)	$(30,802)
Investing activities	50,960	(785)
Financing activities	25,267	(552)
Effect of exchange rate changes on cash and cash equivalents	(13)	7
Net increase (decrease) in cash and cash equivalents	$33,653	$(32,132)

Operating Activities

During the three months ended March 31, 2026, cash used in operating activities of $42.6 million was attributable to our net loss of $43.5 million and a net change of $9.4 million in our net operating assets and liabilities, partially offset by non-cash charges of $10.3 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates.

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

Investing Activities

During the three months ended March 31, 2026, cash provided by investing activities of $51.0 million was attributable to the maturity of short-term investments.

During the three months ended March 31, 2025, cash used in investing activities of $0.8 million was attributable to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities of $25.3 million was attributable to $22.6 million in sales of common stock under our 2025 ATM Program, net of sales agent commission and fees and $6.9 million from the exercise of common stock warrants, offset by $4.3 million in principal payments on finance leases.

During the three months ended March 31, 2025, cash used by financing activities of $0.6 million was attributable to principal payments on finance leases.

Contractual Obligations and Commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026.

There have been no material changes to the Company’s contractual obligations and other commitments since December 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

The Critical Accounting Policies and Significant Judgments and Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026, have not materially changed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $116.6 million as of March 31, 2026. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2026, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we had 156 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, and as we continue to broaden our operational capabilities, we expect to expand our employee base and continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the three months ended March 31, 2026 and 2025, we recorded net losses of $43.5 million and $35.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $560.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through March 31, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $413.0 million. As of March 31, 2026, we had $116.6 million of cash and cash equivalents. While we currently expect our existing cash and cash equivalents as of March 31, 2026, along with net proceeds of approximately $141.0 million from our May 2026 financing to be sufficient to fund our operations into mid-2027, which includes our plans to fund the expanded clinical development of rese-cel in multiple indications with and/or without preconditioning, including the ongoing myositis registrational study and initiation of additional potentially registrational studies, and to further advance our manufacturing capabilities in preparation for commercial readiness of rese-cel. We expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

On August 7, 2025, we filed the 2025 Registration Statement (File No. 333-289339) with SEC, which was declared effective on August 15, 2025, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the 2025 Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the first quarter of 2026, we sold 8,055,260 shares of common stock pursuant to the 2025 ATM Program for net proceeds of $22.6 million.

In addition, as of March 31, 2026, we had outstanding 50,315,090 common stock warrants and pre-funded warrants to purchase 6,000,000 shares of our common stock. If some or all of these warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.

In May 2026, the Company issued 51,725,000 shares of common stock at a price of $2.90 per share. Aggregate net proceeds were $141.0 million after deducting underwriting discounts and commissions and offering expenses.

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

As of March 31, 2026, we had outstanding 50,315,090 common stock warrants. If all common stock warrants were exercised for cash, we would receive approximately an additional $126.0 million in gross proceeds from the 2025 Offering. However, the warrant holders are not obligated to exercise these warrants, so we may receive little to no additional proceeds. Our common stock warrants have an exercise price of $2.50 per share and are exercisable at any time after the date of issuance. The common stock warrants expire on September 12, 2026, fifteen months from the date of issuance. Warrant holders are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price. We cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.

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

In the 2025 Offering, we issued and sold pre-funded warrants to purchase up to 10,800,000 shares of our common stock. As of March 31, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. Each pre-funded warrant is exercisable until it is fully exercised and by means of payment of the nominal cash purchase price upon exercise or by means of a “cashless exercise” according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

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

Risks Related to Manufacturing and Supply

*We are reliant on Minaris and Lonza for our current manufacturing activities and termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

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

The Minaris Agreement is scheduled to expire upon completion of Minaris' services related to MuSK-CAART and rese-cel. In August 2023, and as extended in August 2024, we entered into an agreement with Minaris to serve as one of our manufacturing partners for the RESETTM clinical trials through August 2026. We may terminate for convenience with six months prior written notice, however, we may not terminate the Dedicated Suite without terminating both the MuSK-CAART and rese-cel GMP run work orders. In lieu of the existing 18 month termination right for convenience under the Minaris Agreement, Minaris may not terminate prior to February 2028. If Minaris were to fail to perform their obligations in accordance with the terms of the Minaris Agreement or terminate the Minaris Agreement, our clinical trials and commercial readiness may be adversely impacted which could in turn materially and adversely affect our business, results of operations and prospects.

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

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union, a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation (EC) No 1394/2007 on advanced-therapy medicinal products, or ATMPs, to assess and provide an opinion on the quality, safety and efficacy of ATMPs, which are the subject of a marketing authorization application, and to follow scientific developments in the field. ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our CAR T and CAAR T cell product candidates is new, we may face even more cumbersome and complex regulations than those emerging for gene therapy products and cell therapy products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn because of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

Successful commercialization of our product candidates, if licensed, will depend in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. Any product candidate for which we seek regulatory approval and reimbursement will need to meet or surpass our target product profile, or TPP, to be deemed a viable alternative to currently approved therapies. In addition, because our product candidates represent new approaches to the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease, we cannot accurately estimate the potential revenue from our product candidates. For more information, see the section titled “Business—Government regulation—Pricing and Reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the United States, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products. For more information, see the section titled “Business—Government regulation—Current and Future Legislation” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For instance, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

•
On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (HHS) to identify and communicate most-favored-nation, or MFN, price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer MFN pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
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

These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state and foreign laws governing the privacy and security of individual identifiable health information and other personally identifiable information. For more information, see the section titled “Business—Government regulation—Other Healthcare Laws and Compliance Requirements” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

*AI‑enabled cyber threats targeting financial systems, third‑party infrastructure, and the use of AI tools could disrupt our treasury operations, financing activities, clinical programs, and regulatory compliance, resulting in material adverse effects on our business, financial condition, and ability to raise capital.

Cybersecurity threats continue to evolve in sophistication and scale, and recent advances in artificial intelligence have materially increased the effectiveness of certain cyberattack methods. Malicious actors are increasingly using AI‑enabled tools to automate attacks, generate highly convincing phishing communications, and deploy “deepfake” technologies capable of impersonating company executives, financial institutions, vendors or other trusted parties. These techniques increase the risk of unauthorized access to our financial systems, fraudulent instructions or fund transfers, manipulation of payment activity, and other compromises that may be difficult to detect in real time.

As a clinical‑stage biotechnology company, we depend on external financing to fund our operations and advance our development programs. A cybersecurity incident affecting our treasury systems, banking relationships, or payment processing infrastructure — whether through unauthorized access, system disruption, or fraud — could impair our ability to manage liquidity, complete financing transactions, or meet our financial obligations. Even a temporary loss of access to critical financial systems or counterparties could adversely affect our financial condition and operational continuity.

We also rely extensively on third‑party vendors and service providers, including contract research organizations, contract manufacturing organizations, cloud service providers, and financial institutions. These third parties may be targeted by increasingly sophisticated, AI‑enabled cyberattacks, and a cybersecurity incident affecting a key third party could disrupt our clinical operations, delay development timelines, compromise sensitive data, or require significant remediation efforts, even if our own systems are not directly compromised. We may have limited visibility into, or control over, the cybersecurity measures implemented by our third‑party partners, which may heighten these risks.

In addition, our internal evaluation and use of artificial intelligence‑based tools across business functions may expose us to additional risks if such tools are deployed without appropriate governance, controls, and oversight. These risks include the inadvertent disclosure of confidential financial, clinical, or personal data; reliance on outputs that are incomplete, inaccurate, or biased; and challenges in maintaining appropriate records, audit trails, and internal controls. The legal and regulatory frameworks governing the development and use of artificial intelligence are rapidly evolving, and new or changed requirements could increase compliance costs, restrict our use of certain technologies, or expose us to regulatory or contractual liability.

Although we maintain cybersecurity risk management measures and incident response capabilities, these measures may not be effective in preventing or mitigating the impact of all cybersecurity incidents, particularly as threat actors continue to adapt their methods using emerging AI capabilities. A significant cybersecurity incident affecting our financial systems, key third‑party relationships, or use of AI‑based tools could have a material adverse effect on our business, results of operations, financial condition, ability to raise capital, or ability to comply with applicable reporting and regulatory obligations.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Action Date	Duration of Trading Arrangements(1)	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Steven Nichtberger Chief Executive Officer	Terminate(2)	January 20, 2026	February 16, 2025 – August 28, 2026	Y	Up to 350,000 shares to be sold

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

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 10, 2025)

3.3

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.4

Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed with the SEC on May 12, 2022)

10.1

Development and Manufacturing Services Agreement, dated as of January 11, 2026, between the Registrant and Cellares Corporation (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 001-39103) filed with the SEC on March 23, 2026)

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

Cabaletta Bio, Inc.

Date: May 14, 2026	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)