Form 10-Q
period 2026-06-30
Cabaletta Bio, Inc.
filed 2026-08-13
CIK 1759138

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 169,545,445 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a clinical-stage company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We are highly dependent on our relationships with Lonza Houston Inc., or Lonza, and/or Cellares Corporation, or Cellares, for our current manufacturing needs for our Phase 1/2 RESET, or Restoring Self-Tolerance, clinical trials for resecabtagene autoleucel, or rese-cel (formerly referred to as CABA-201), and if manufacturing capacity at any of these manufacturing partners is reduced or otherwise delayed or limited, including due to legislative action, or if we, Lonza, Cellares or any third-party manufacturers encounter difficulties in manufacturing our product candidates, this could adversely impact the supply of product candidates for and enrollment in our trials.
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
•
the potential benefits and success of our arrangements with IASO, Oxford, Lonza and Cellares;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$225,101	$82,982
Short-term investments	—	50,617
Prepaid expenses and other current assets	5,930	5,272
Total current assets	231,031	138,871
Property and equipment, net	1,479	1,922
Finance lease right-of-use assets	12,329	15,700
Operating lease right-of-use assets	5,682	3,431
Other assets	6,207	5,159
Total assets	$256,728	$165,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,813	$6,636
Accrued and other current liabilities	14,609	19,298
Finance lease liabilities, current portion	15,238	20,758
Operating lease liabilities, current portion	4,250	3,461
Total current liabilities	39,910	50,153
Finance lease liabilities, net of current portion	4,738	2,879
Operating lease liabilities, net of current portion	1,487	—
Total liabilities	46,135	53,032
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Voting and non-voting common stock, $0.00001 par value: 600,000,000 (593,590,481 voting and 6,409,519 non-voting) shares authorized as of June 30, 2026 and 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as December 31, 2025; 167,726,537 voting shares issued and outstanding as of June 30, 2026 and 100,479,323 voting shares issued and outstanding as of December 31, 2025	1	1
Additional paid-in capital	822,082	628,982
Accumulated other comprehensive income	—	25
Accumulated deficit	(611,490)	(516,957)
Total stockholders’ equity	210,593	112,051
Total liabilities and stockholders’ equity	$256,728	$165,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$44,430	$37,638	$81,783	$66,656
General and administrative	7,591	8,268	14,534	16,386
Total operating expenses	52,021	45,906	96,317	83,042
Loss from operations	(52,021)	(45,906)	(96,317)	(83,042)
Other income (expense):
Interest income	1,604	1,410	2,680	2,897
Interest expense	(517)	(571)	(1,153)	(865)
Other income (expense), net	(84)	(61)	257	(61)
Net loss	$(51,018)	$(45,128)	$(94,533)	$(81,071)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	1	(25)	1
Net comprehensive loss	$(51,018)	$(45,127)	$(94,558)	$(81,070)
Net loss per common stock share, basic and diluted	$(0.34)	$(0.73)	$(0.72)	$(1.44)
Weighted-average common shares outstanding, basic and diluted	151,160,280	61,876,586	131,700,984	56,340,599

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2025	100,479,323	$1	$628,982	$25	$(516,957)	$112,051
Issuance of common stock from ATM offering, net of sales agent commission and fees	8,055,260	—	22,568	—	—	22,568
Issuance of common stock upon exercise of common stock warrants	2,775,100	—	6,938	—	—	6,938
Issuance of common stock in connection with exercise of stock options	15,113	—	32	—	—	32
Stock-based compensation	—	—	5,256	—	—	5,256
Net unrealized losses on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(43,515)	(43,515)
Balance—March 31, 2026	111,324,796	$1	$663,776	$—	$(560,472)	$103,305
Issuance of common stock, net of issuance costs of $9,801	51,725,000	—	140,201	—	—	140,201
Issuance of common stock from ATM offering, net of sales agent commission and fees	2,077,107	—	6,162	—	—	6,162
Issuance of common stock upon exercise of common stock warrants	2,500,000	—	6,250	—	—	6,250
Issuance of common stock in connection with exercise of stock options	19,144	—	34	—	—	34
Issuance of common stock under employee stock purchase plan	80,490	—	160	—	—	160
Stock-based compensation	—	—	5,499	—	—	5,499
Net loss	—	—	—	—	(51,018)	(51,018)
Balance—June 30, 2026	167,726,537	$1	$822,082	$—	$(611,490)	$210,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(94,533)	$(81,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,755	10,866
Depreciation	708	953
Non-cash finance lease expense	7,023	4,884
Non-cash operating lease expense	1,962	1,787
Accretion of operating lease liabilities	177	309
Amortization of discount on investments	(368)	(35)
Loss on foreign currency exchange rates	103	61
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(658)	(1,012)
Other assets	(1,048)	(209)
Accounts payable	(1,177)	2,186
Accrued and other current liabilities	(4,684)	2,067
Lease liabilities	(2,114)	(2,114)
Accrued interest payable under finance lease	(221)	100
Net cash used in operating activities	(84,075)	(61,228)
Cash flows from investing activities:
Proceeds from maturities of investments	50,960	—
Purchases of investments	—	(49,035)
Purchases of property and equipment	—	(946)
Net cash provided by (used in) investing activities	50,960	(49,981)
Cash flows from financing activities:
Issuance of common stock, net of issuance costs of $9,801	140,201	—
Issuance of common stock from ATM offering, net of sales agent commission and fees	28,730	2,595
Proceeds from issuance of common stock upon exercise of common stock warrants	13,188	—
Proceeds from the issuance of common stock, warrants and pre-funded warrants, net of issuance costs	—	93,583
Proceeds from issuance of common stock in connection with the exercise of stock options	66	—
Proceeds from issuance of common stock under employee stock purchase plan	160	197
Principal payments on finance leases	(7,091)	(3,554)
Net cash provided by financing activities	175,254	92,821
Effect of exchange rate changes on cash and cash equivalents	(20)	38
Net increase (decrease) in cash and cash equivalents	142,119	(18,350)
Cash and cash equivalents—beginning of period	82,982	163,962
Cash and cash equivalents—end of period	$225,101	$145,612
Supplemental disclosures
Cash paid for interest	$1,374	$765
Property and equipment purchases included in accounts payable and accrued expenses	$265	$43
Offering costs included in accounts payable and accrued expenses	$—	$25
Right-of-use assets obtained in exchange for finance lease obligations	$4,046	$14,934
Right-of-use assets obtained in exchange for operating lease obligations	$4,213	$—

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

Liquidity and Going Concern

In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, (ASC 205-40) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of June 30, 2026, the Company has incurred an accumulated deficit of $611,490 and has cash and cash equivalents of $225,101.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and the applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB). As permitted under these rules, certain footnotes and other financial information that are normally required by GAAP have been condensed or omitted. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2026 and the results of its operations and its cash flows for the interim periods ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 23, 2026 (2025 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2025 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At June 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$222,734	$222,734	$—	$—
Total	$222,734	$222,734	$—	$—

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$81,470	$81,470	$—	$—
Short-term investments:
U.S. Treasury securities	50,617	—	50,617	—
Total	$132,087	$81,470	$50,617	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of June 30, 2026.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair value
Financial assets
Cash	$1,512	$—	$1,512
Money market funds	81,470	—	81,470
Included in cash and cash equivalents	82,982	—	82,982
U.S. Treasury securities - due in one year or less
Included in short-term investments	50,592	25	50,617
Total	$133,574	$25	$133,599

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Compensation expense	$5,658	$9,716
Manufacturing and other research and development services	4,469	3,774
Clinical trial research and development services	4,212	5,335
General and administrative services	210	393
Other	60	80
	$14,609	$19,298

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of June 30, 2026.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $167 and $929 for the three and six months ended June 30, 2026 and $2,232 and $3,274 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had no remaining commitments under the CARTA Services Agreement.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Association’s clearance of the rese-cel Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. A milestone payment of $1,500 was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed. A milestone payment of $2,500 was paid to IASO in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, the Company and Oxford entered into work orders with a cost of approximately $23,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of June 30, 2026, the Company has recognized project to date expense of $14,233 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees. A milestone payment of $500 was paid to Oxford in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2026, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expenses:
Manufacturing of preclinical and clinical supplies	$13,855	$11,610	$24,647	$16,642
Personnel	12,809	12,001	25,199	23,366
Clinical trials	11,430	9,070	22,434	17,581
License of intellectual property	3,000	—	3,000	—
Development services	2,178	4,197	4,534	7,765
Other research and development costs (1)	1,158	760	1,969	1,302
General and administration expenses	7,591	8,268	14,534	16,386
Interest income	(1,604)	(1,410)	(2,680)	(2,897)
Interest expense	517	571	1,153	865
Other (income) expense, net	84	61	(257)	61
Net loss	$51,018	$45,128	$94,533	$81,071

(1) Other research and development costs includes costs associated with information technology, travel, medical and scientific symposiums and conferences.

8. Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease and assesses its classification based on the unique facts and circumstances present in the arrangement. The Company leases office and laboratory space and has manufacturing agreements that have been determined to include embedded leases.

Operating lease commitments

The Company leases office and laboratory space which include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability. During the quarter ended June 30, 2026, the Company extended the terms for its lab and office leases resulting in an increase in the operating lease right-of-use asset and operating lease liability of $4,213.

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

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025. During the six months ended June 30, 2026, the Company extended the lease term in accordance with the Lonza Agreement resulting in an increase of the finance lease right-of-use asset and finance lease liability of $4,046.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,114	$2,114
Operating cash flows used for finance leases	1,374	765
Financing cash flows used for finance leases	7,091	3,554
Other information
Weighted average remaining lease term - finance leases (in years)	1.2	1.2
Weighted average discount rate - finance leases	10.1%	11.0%
Weighted average remaining lease term - operating leases (in years)	1.4	1.2
Weighted average discount rate - operating leases	10.0%	11.0%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of June 30, 2026 are as follows:

	Finance Leases	Operating Leases
July 1, 2026 - December 31, 2026	$9,466	$2,242
2027	11,925	3,923
Total undiscounted lease payments	21,391	6,165
Less imputed interest	(1,415)	(428)
Total lease liability	$19,976	$5,737

9. Common Stock

Common Stock

On June 9, 2026, the Company’s stockholders approved an amendment to the Third Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 shares (293,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock) to 600,000,000 shares (593,590,481 shares of voting common stock and 6,409,519 shares of non-voting common stock). On June 9, 2026, the Company filed a Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, and the amendment became effective upon filing.

May 2026 Financing

In May 2026, the Company issued 51,725,000 shares of common stock at a price of $2.90 per share pursuant to a prospectus supplement dated May 4, 2026 to our shelf registration statement on Form S-3 (File No. 333-278126). The offering was underwritten by TD Securities (USA) LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., as joint book-running managers, and H.C. Wainwright & Co., LLC, as lead manager. Aggregate net proceeds were approximately $140,201 after deducting underwriting discounts and commissions and offering expenses.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. An additional 3,090,190 common stock warrants were issued in the financing for shares purchased by the underwriters in the market to cover overallotment demand. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of June 30, 2026, 5,275,100 common stock warrants had been exercised for proceeds of $13,188 and 47,815,090 common stock warrants remain outstanding.

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

On August 7, 2025, the Company filed a Registration Statement (File No. 333-289339) with the Securities and Exchange Commission (SEC), which was declared effective on August 15, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of the Company's common stock from time to time in “at-the-market” offerings (the 2025 ATM Program) under the 2025 Shelf Registration Statement and subject to the limitations thereof (the 2025 Sales Agreement). During the year ended December 31, 2025, the Company sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10,151. During the six months ended June 30, 2026, the Company sold 10,132,367 shares, for net proceeds of $28,730. Subsequent to June 30, 2026, the Company sold 1,802,770 additional shares, for net proceeds of $5,547.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2026, the total number of shares under the

2019 Plan was increased by 4,019,172 shares pursuant to the 2019 Plan Evergreen Provision. As of June 30, 2026, there were 1,063,618 shares remaining available for issuance under the 2019 Plan.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the Compensation Committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant. The number of shares originally reserved for issuance under the Inducement Plan was 275,000 shares. In April 2026, the Company's board of directors authorized an increase in the number of shares of common stock reserved for issuance under the Inducement Plan to 1,275,000 shares. As of June 30, 2026, there were 1,000,000 shares available for issuance under the Inducement Plan.

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

As a result of the repricing, 9,900,096 vested and unvested stock options outstanding as of May 19, 2025, with original exercise prices ranging from $2.88 to $23.97, were repriced. The repricing resulted in incremental stock-based compensation expense of $3,021, of which $1,813 related to vested stock option awards and has been fully recognized as of June 30, 2026, and $1,208 related to unvested stock option awards and is being amortized on a straight-line basis over the remaining vesting period of those awards.

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	13,835,372	$1.85	7.1	$4,968
Granted	4,166,000	3.28
Exercised	(34,257)	1.94		49
Forfeited/Cancelled	(143,975)	2.81
Outstanding as of June 30, 2026	17,823,140	$2.17	7.3	$17,451
Options Exercisable at June 30, 2026	9,518,318	$1.83	5.8	$12,152

The aggregate intrinsic value of options is calculated as the difference between the market price of the Company’s common stock and the exercise price of the options. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $2.83 and $1.46, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.70%—4.31%	3.94%—4.46%
Expected term	5.5 years—6.1 years	5.5 years—6.1 years
Expected volatility	114%—118%	112%—118%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,136	$3,289	$6,075	$5,955
General and administrative	2,363	2,416	4,680	4,911
Total	$5,499	$5,705	$10,755	$10,866

As of June 30, 2026, there was $35,488 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.3 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2026, the total number of shares available under the 2019 ESPP was increased by 234,229 shares pursuant to the 2019 Plan Evergreen Provision. As of June 30, 2026, there were 290,122 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and six months ended June 30, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2026 and December 31, 2025.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. The Company has 6,409,519 authorized shares of non-voting common stock. None of these shares of non-voting common stock have been outstanding since May 2024. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company are allocated on a proportionate basis to the two classes in periods when non-voting stock is outstanding. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2026 and 2025 included outstanding pre-funded warrants to purchase, respectively, up to an aggregate of 6,000,000 and 10,800,000 shares of common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Voting common stock	Voting common stock	Voting common stock	Voting common stock
Basic and diluted net loss per share:
Net loss	$(51,018)	$(45,128)	$(94,533)	$(81,071)
Weighted average number of shares outstanding	151,160,280	61,876,586	131,700,984	56,340,599
Net loss per share, basic and diluted	$(0.34)	$(0.73)	$(0.72)	$(1.44)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	17,823,140	14,239,873
Warrants to purchase common stock	47,815,090	53,090,190
Total	65,638,230	67,330,063

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

Our Company

We are a late-stage clinical biotechnology company focused on the discovery and development of innovative engineered T cell therapies that have the potential to provide deep and durable, perhaps curative, responses with one-time administration for patients with autoimmune diseases. Our proprietary CABA®, or Cabaletta Approach to B cell Ablation, platform focuses on the Chimeric Antigen Receptor T cells for Autoimmunity (CARTA) approach, which is designed to potentially reset the immune system. Based on clinical data reported to date, we believe our CABA® platform has the potential to safely enable complete and durable responses for a broad range of autoimmune diseases and that it has potential applicability across dozens of autoimmune diseases that we have identified, evaluated and prioritized.

Resecabtagene autoleucel (rese-cel), formerly referred to as CABA-201, is a 4-1BB co-stimulatory domain-containing fully human CD19-CAR T construct designed to treat patients with a broad range of autoimmune diseases and is our lead product candidate within the CARTA strategy. Rese-cel is designed to achieve transient and deep depletion of all B cells following a single, weight-based infusion of T cells that are engineered to express an antibody fragment that recognizes a B cell receptor expressed on the surface of all B cells. The construct is designed to allow for the deep elimination of all B cells, including all B cells that contribute to disease, with subsequent repopulation by healthy transitional, naïve B cells. This approach has demonstrated the potential to reset the immune system and result in meaningful clinical responses without chronic therapy requirements in patients.

We are evaluating rese-cel across the RESETTM (REstoring SElf-Tolerance) clinical development program, which includes multiple ongoing company-sponsored clinical trials in rheumatology, neurology, and dermatology with disease-specific cohorts designed to evolve directly into registrational studies. As part of its clinical development, we are evaluating rese-cel with a standard preconditioning (PC) regimen, which consists of fludarabine and cyclophosphamide, and PC-free rese-cel, initially based on early data from a Phase 1/2 trial evaluating PC-free rese-cel in pemphigus vulgaris (PV) patients and supporting the broader opportunity with the approach in autoimmune diseases.

At the EULAR 2026 Congress (EULAR) held in June 2026, our presentations included data from 52 evaluable autoimmune disease patients living with myositis (17), lupus (20) and systemic sclerosis (15) who were treated with rese-cel, including the first juvenile dermatomyositis (JDM) patient and the first two lupus patients treated with PC-free rese-cel. Rese-cel exhibited a predictable translational profile when administered with and without PC, consistent across each indication evaluated. Patients were generally able to discontinue all immunomodulators (IMs) and require no or only low-doses of steroids while achieving significant improvement in disease activity following rese-cel treatment.

In addition, at EULAR, we reported updated safety data from the first 63 patients treated with rese-cel with PC across four RESETTM trials. This follows a review of the efficacy and safety of rese-cel in a February 2026 Nature Biotechnology publication, along with all other commercial and academic constructs in development. Pan-translational findings were also presented highlighting that pharmacokinetic/pharmacodynamic (PK/PD) dynamics show a short-term rese-cel activity phase that results in evidence of deep B cell depletion and immune system reset, while minimizing the potential for prolonged B cell aplasia and other delayed adverse events as B cells repopulate with a median time of approximately 2 months.

RESET-Myositis®

The three adult myositis subtypes, dermatomyositis (DM), antisynthetase syndrome (ASyS), and immune-mediated necrotizing myopathy (IMNM), being evaluated in the RESET-Myositis® Phase 1/2 clinical trial of rese-cel affect approximately 80,000 patients in the U.S. Myositis typically affects middle-aged individuals, particularly women, and the disease is often refractory, despite existing therapies. In the United States, we believe approximately 20% to 25% of the prevalent population, or 16,000 to 20,000 people, would be potentially eligible patients for rese-cel.

The RESET-Myositis® Phase 1/2 clinical trial is designed to treat at least six patients with DM or ASyS, at least six patients with IMNM, as well as at least six patients with juvenile idiopathic inflammatory myopathy (JIIM), all in separate parallel cohorts, with a single weight-based dose of 1.0 x 106cells/kg. We announced the U.S. Food and Drug Administration (FDA) granted Fast Track Designation for rese-cel for the treatment of patients with DM and Orphan Drug Designation for rese-cel for the treatment of myositis in January and February 2024, respectively. In March 2024, we announced the FDA granted Rare Pediatric Disease designation for rese-cel for JDM. In May 2025, we announced the FDA granted Regenerative Medicine Advanced Therapy (RMAT) designation to rese-cel for the treatment of myositis.

Based on clinical data presented in October 2025 at the American College of Rheumatology (ACR) Convergence 2025, we initiated a DM/ASyS registrational cohort within the RESET-Myositis® trial. There are approximately 60,000 patients with DM in the U.S. who have IVIg as their only FDA-approved treatment option and approximately 15,000 patients with ASyS in the U.S. who have no FDA-approved treatment options. Our registrational trial design includes a 16-week primary endpoint of moderate or major Total Improvement Score (TIS) response while off immunomodulators and on no or low-dose steroids. Based on the safety data from the Phase 1/2 cohort, the protocol permits outpatient administration. In addition, we are planning for a pediatric submission in JDM based on data available at the time of adult submission from the ongoing Phase 1/2 cohort to support a pediatric label claim. This strategy may allow the Company to receive a priority review voucher as rese-cel has been granted Rare Pediatric Disease Designation for the treatment of JDM.

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

The registrational cohort will evaluate the same single, weight-based infusion of rese-cel at 1.0 x 106 cells/kg as used in the Phase 1/2 myositis cohorts with similar enrollment criteria. As presented at ACR Convergence 2025, all myositis patients in the Phase 1/2 DM/ASyS cohort with sufficient follow-up who met key registrational inclusion criteria exceeded the registrational primary endpoint, demonstrating major TIS responses with no immunomodulators. Based on discussions with the FDA, we plan to use pooled rese-cel safety data from across the entire RESETTM clinical trial program to supplement myositis-specific safety data for the Biologics License Application (BLA) submission in myositis, and the required safety database is expected to be approximately 100 autoimmune disease patients treated with the same single weight-based dose. We initiated enrollment in the registrational DM/ASyS cohort in December 2025 and anticipate reporting BLA-enabling topline data in mid-2027 to support a potential BLA submission in the second half of 2027.

As presented at EULAR in June 2026, as of the cut-off date of April 16, 2026, Phase 1/2 cohort data demonstrated 80% (8/10) of DM and ASyS patients would have met the primary endpoint of the registrational cohort. After discontinuation of all immunomodulators, 83% (5/6) of DM patients achieved an immunomodulator-free (IM-free), moderate-to-major TIS response at 16 weeks; all patients maintained their IM-free response through latest follow-up as long as 1.5 years. 75% (3/4) of ASyS patients achieved an IM-free, moderate-to-major TIS response at 16 weeks. Durability in these patients was variable, consistent with reported academic CD19-CAR T data. The first JDM patient achieved an IM-free, moderate TIS response at 16 weeks, with response maintained through latest follow-up at 32 weeks. 100% (17/17) of patients experienced either no cytokine release syndrome (CRS) or transient fever (Grade 1 CRS) and no immune effector cell-associated neurotoxicity syndrome (ICANS) of any grade was observed in any patient.

Patient enrollment is progressing in the registrational, single-arm DM/ASyS cohort in RESET-Myositis®, which includes an outpatient dosing option. The primary endpoint will assess whether a moderate or major TIS response after discontinuation of all IMs can be achieved at 16 weeks while remaining off IMs and on no or low-dose steroids.

RESET-SSc®

Systemic sclerosis (SSc) is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, and scleroderma renal crisis. SSc affects approximately 90,000 patients in the U.S., typically middle-aged individuals, particularly women.

The RESET-SSc® Phase 1/2 clinical trial of rese-cel is designed to treat six patients with severe skin manifestations and six patients with severe organ involvement associated with SSc, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. We announced the FDA granted Fast Track Designation for rese-cel for the treatment of patients with SSc to improve associated organ dysfunction and Orphan Drug Designation for rese-cel for the treatment of SSc in January and March 2024, respectively. In January 2026, we announced the FDA granted RMAT designation to rese-cel for treatment of SSc. Complete Phase 1/2 data from both cohorts were presented at EULAR in June 2026. As of the cut-off date of April 16, 2026, Phase 1/2 cohort patients showed overall improvement in skin and lung disease activity and achieved clinical responses while off IMs and off or tapering steroids that appear to improve with longer follow-up. Patients with interstitial lung disease (ILD) at screening demonstrated an IM-free improvement in percent predicted FVC, with a median improvement of 7.5% in patients with 36 weeks of follow-up. 83% (5/6) of patients achieved revised Composite Response Index in Systemic Sclerosis (rCRISS)-25 and 67% (4/6) of patients achieved rCRISS-50 at 36 weeks while off all immunomodulators and off or tapering steroids. 87% (13/15) of patients experienced either no CRS or transient fever (Grade 1 CRS); 93% (14/15) of patients experienced no ICANS (one Grade 3 ICANS previously reported March 2025).

Based on the complete Phase 1/2 cohort data and FDA feedback, we are conducting a single-arm registrational study of approximately 25 patients with SSc-associated ILD using a forced vital capacity (FVC)-based primary endpoint at 52 weeks. We anticipate initiating this study in the fourth quarter of 2026.

RESET-SLE®

Systemic lupus erythematosus (SLE), or lupus, is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the U.S., with lupus nephritis (LN) as the most common end-organ manifestation, affecting approximately 30-40% of SLE patients.

The RESET-SLE® Phase 1/2 clinical trial is designed to treat six SLE patients with active LN, and in a separate parallel cohort, six patients with active SLE without renal involvement, with a single weight-based dose of 1.0 x 106 cells/kg. In May 2023, we announced the FDA granted Fast Track Designation for rese-cel in patients with SLE and LN. In November 2025, we announced the FDA granted RMAT designation to rese-cel for treatment of SLE and LN. In January 2026, we announced registrational cohort designs in RESET-SLE® to evaluate the current rese-cel weight-based dose of 1 million cells/kg in a single infusion with preconditioning, including two independent, single-arm cohorts, one consisting of patients with non-renal SLE and one consisting of patients with LN, each evaluating approximately 25 patients with unique endpoints in each cohort. Complete Phase 1/2 data from both cohorts were presented at EULAR in June 2026. We will provide an update on next steps for these cohorts based on dose-ranging data evaluating PC-free rese-cel in lupus patients.

In the RESET-SLE® trial evaluating PC-free rese-cel in patients with lupus, the initial dose cohort is fully enrolled with initial data at the lowest dose presented at EULAR in June 2026. As of the cut-off date of May 15, 2026, based on data from the first two patients, the lowest dose of PC-free rese-cel appears to be a threshold dose; patients who received rese-cel with preconditioning achieved meaningful clinical responses off IMs with no or low-dose steroids at 12 months.

In the first two PC-free lupus patients, initial PK/PD findings suggest the lowest PC-free rese-cel dose may represent a threshold dose, as seen in RESET-PV® evaluating PC-free rese-cel in pemphigus vulgaris, where some patients achieved deep B cell depletion with substantial clinical benefit. One of the two lupus patients experienced deep B cell depletion, similar to what has been observed in lupus patients treated with rese-cel plus preconditioning who achieved an immune reset. The second patient experienced a reduction in peripheral B cells of ~90%. One patient experienced Grade 1 CRS and no ICANS was observed.

In the preconditioning cohorts in patients with 12 months of follow-up, 75% (6/8) of patients achieved Definition of Remission in SLE (DORIS) while remaining off IMs for the duration of follow-up. 83% (15/18) of patients remain IM-free and on no or low-dose steroids at latest follow-up. 94% (17/18) of patients experienced either no CRS or transient fever (Grade 1 CRS); 94% (17/18) of patients experienced no ICANS (one Grade 4 ICANS reported in August 2024).

RESET-MG®

Myasthenia gravis (MG) is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, leading to potentially life-threatening muscle weakness. The majority of patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the NMJ, of which the majority target the acetylcholine receptor (AChR). Generalized myasthenia gravis (gMG) affects approximately 100,000 patients in the U.S. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure.

The RESET-MG® Phase 1/2 clinical trial of rese-cel is designed to treat six patients with AChR-positive gMG and six patients with AChR-negative gMG, each in separate parallel cohorts, with a single weight-based dose of 1.0 x 106 cells/kg. In August 2026, we announced that rese-cel was granted RMAT designation by the FDA for the treatment of gMG.

Complete Phase 1/2 data from both cohorts were presented at the American Academy of Neurology (AAN) Annual Meeting in April 2026. In the RESET-MG trial, 13 patients with active, refractory disease were treated with rese-cel with preconditioning with a data cut-off of March 6, 2026, and follow-up between 8 and 40 weeks. 7 patients were in the AChR-positive cohort, and 6 patients were in the AChR-negative cohort. 11 of 13 patients experienced no CRS and 13 of 13 patients experienced no ICANS. 10 of 13 patients experienced clinically meaningful improvements in Myasthenia Gravis Activities of Daily Living (MG-ADL) scores off immunomodulators for MG while 3 patients received rescue medications for insufficient response. Of the 10 MG-ADL responders, 9 were off or tapering steroids, and one patient remained on chronic steroids for adrenal insufficiency.

Based on the complete Phase 1/2 cohort data from RESET-MG® shared at the AAN Annual Meeting in April 2026 and emerging insights from the broader PC-free program for rese-cel, we are incorporating dose exploration with PC-free rese-cel in RESET-MG®.

RESET-PV®

PV is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein (DSG). DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, eyelids, etc. to bind tightly together. Disruption by the antibodies directed to DSG causes the painful blisters and erosions characteristic of PV. Approximately 15,000 patients in the U.S. are affected by PV.

The ongoing RESET-PV® trial is designed to evaluate PC-free rese-cel in patients with mucosal pemphigus vulgaris (mPV) and mucocutaneous pemphigus vulgaris (mcPV). In October 2025, we announced that rese-cel exhibited similar CAR T cell expansion and contraction kinetics relative to translational data reported from other RESETTM trials with preconditioning. All three patients experienced substantial depletion of B cells within the first month post-infusion, with patients 2 and 3 achieving complete peripheral B cell depletion. Rese-cel was generally well tolerated with no ICANS reported as of the data cutoff.

As of the data cutoff of April 2, 2026, in the RESET-PV® trial, 4 patients received rese-cel at the lowest dose without preconditioning and had follow-up between 24 and 36 weeks. 3 of 4 patients experienced no CRS (1 patient with Grade 1 CRS) and 4 of 4 patients experienced no ICANS. Complete peripheral B cell elimination was observed in 3 of 4 patients. 2 of 4 patients demonstrated compelling clinical activity through 6 months follow-up and 3 of 4 patients remained off all immunomodulators and steroids as of the data cut-off. We presented this data at the American Society of Gene & Cell Therapy (ASGCT) 2026 Annual Meeting in May 2026. Based on the safety profile observed at the lowest dose, multiple additional patients have been enrolled at a higher dose cohort in the RESET-PV® trial.

Manufacturing

Our manufacturing strategy utilizes proven external suppliers, with a philosophy of maintaining redundant supply capability for cellular products.

We have established and implemented a phase-appropriate manufacturing supply strategy that includes Process A (early clinical phase), Process B (partially automated, commercially scalable process intended for initial commercial launch), and Process C (fully automated version of Process B). For cell manufacturing, we have partnered with Lonza Houston Inc. (Lonza) and ElevateBio Basecamp, Inc. (ElevateBio) to serve as our manufacturing partners for the global clinical development of rese-cel. For supply of lentiviral vector, we are working with Oxford Biomedica (UK) Limited (Oxford).

As part of our manufacturing strategy, in January 2026, we entered into a clinical supply agreement with Cellares Corporation (Cellares) to serve as a clinical supplier of rese-cel using Cellares’ automated manufacturing platform, the Cell ShuttleTM, and we announced Investigational New Drug (IND) application amendment clearance for rese-cel to be manufactured using the Cellares Cell ShuttleTM, offering the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment by the Company.

In April 2026, we entered into a commercial supply agreement with Cellares under which Cellares would supply rese-cel using Cellares’ automated Cell ShuttleTM and through future implementation of Cellares’ Cell QTM platform. We presented initial translational data from the first two autoimmune patients treated with rese-cel manufactured using the automated Cellares Cell ShuttleTM platform in the RESETTM clinical development program at ASGCT in May 2026.

Business Operations and Financing

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of June 30, 2026, we had $225.1 million in cash and cash equivalents.

Key Agreements

IASO Agreement

On October 7, 2022, we entered into an Exclusive License Agreement, or the IASO Agreement, with IASO. Pursuant to the IASO Agreement, we received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. IASO has the right of first negotiation if we desire to grant a third party an exclusive license to develop, manufacture, commercialize or otherwise exploit the licensed products in the Greater China region. Pursuant to the IASO Agreement, we and IASO have agreed, subject to certain exceptions, to refrain from engaging in certain competitive activities with respect to certain programs. As partial consideration for the exclusive license, IASO received an upfront payment of $2.5 million. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162 million, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. We also may sublicense through multiple tiers the rights granted to it by IASO under the IASO Agreement at any time, however, we must pay IASO a low double-digit percentage of any revenue obtained from sublicenses or options to third parties, subject to certain customary exclusions. The IASO Agreement will continue on a country-by-country, licensed product-by-licensed product basis until the expiration of the royalty term as identified in the IASO Agreement, unless earlier terminated. We and IASO may terminate the IASO Agreement for a material, uncured breach or insolvency of the other party. We may also terminate the IASO Agreement at will upon advance written notice and in the event IASO rejects the IASO Agreement due to bankruptcy-related matters. IASO may also terminate the IASO Agreement if we fail to achieve certain specified diligence milestones in a timely manner and/or if we commence any patent challenges with respect to the patents and patent applications relating to the licensed sequence, in each case upon advance written notice. A milestone payment of $1.5 million was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed. A milestone payment of $2.5 million was paid to IASO in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

Oxford Biomedica

In December 2021, we entered into the Licence and Supply agreement, or LSA, with Oxford wherein the LSA grants us a non-exclusive license to Oxford’s LentiVector® platform for its application in our DSG3-CAART program and puts in place a multi-year vector supply agreement. Under the terms of the agreement, we were required to pay Oxford an upfront fee, as well as costs associated with initial vector manufacturing activities. Oxford, is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. We can terminate the agreement at will upon advance written notice and subject to certain manufacturing slot cancellation fees. In May 2023, we amended the LSA with Oxford to expand the license to include our rese-cel program for an upfront fee of $0.5 million and in August 2023, we entered into a vector supply agreement with Oxford, and a related second amendment to the LSA, for rese-cel with a total cost of up to approximately $5.0 million under the vector supply agreement. In February 2024, we and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, we and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, we and Oxford entered into work orders for certain process characterization and process performance qualification activities as part of commercial readiness activities. We can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees. A milestone payment of $0.5 million was paid to Oxford in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments and amortization of bond discount or premium.

Interest Expense

Interest expense consists primarily of interest expense associated with finance lease arrangements.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign currency gains and losses and proceeds received from the sale of our Pennsylvania research and development tax credits.

Results of Operations for the three months ended June 30, 2026 and 2025

The following sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$44,430	$37,638	$6,792
General and administrative	7,591	8,268	(677)
Total operating expenses	52,021	45,906	6,115
Loss from operations	(52,021)	(45,906)	(6,115)
Other income (expense):
Interest income	1,604	1,410	194
Interest expense	(517)	(571)	54
Other expense, net	(84)	(61)	(23)
Net loss	$(51,018)	$(45,128)	$(5,890)

Research and Development

Research and development expenses were $44.4 million for the three months ended June 30, 2026 compared to $37.6 million for the three months ended June 30, 2025. The table below summarizes our research and development expenses:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Manufacturing of preclinical and clinical supplies	$13,855	$11,610	$2,245
Clinical trials	11,430	9,070	2,360
Personnel	12,809	12,001	808
License of intellectual property	3,000	—	3,000
Development services	2,178	4,197	(2,019)
Other research and development costs	1,158	760	398
	$44,430	$37,638	$6,792

Specific changes in our research and development expenses year over year include a:

•
$3.0 million increase in license of intellectual property costs due to a $2.5 million milestone payment to IASO and $0.5 million milestone payment to Oxford after the first patient in a rese-cel pivotal trial was dosed;
•
$2.4 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$2.2 million increase in manufacturing costs primarily due to expanded cell processing capabilities, including those for commercial readiness;
•
$0.8 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program; partially offset by a
•
$2.0 million decrease in development services due to lower spend on research lab consumables and external research activities.

General and Administrative

General and administrative expenses were $7.6 million for the three months ended June 30, 2026 compared to $8.3 million for the three months ended June 30, 2025. The decrease of $0.7 million in our general and administrative expenses includes:

•
$1.1 million lower personnel related costs due to decreased headcount; partially offset by a
•
$0.4 million increase in administrative costs primarily due to increased spend for commercial readiness activities.

Interest Income

Interest income increased by $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher cash, cash equivalents and investment balances earning interest during 2026 due to the proceeds from sales of common stock pursuant to the 2025 ATM Program, proceeds from the exercise of common stock warrants and proceeds from the May 2026 financing.

Results of Operations for the six months ended June 30, 2026 and 2025

The following sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$81,783	$66,656	$15,127
General and administrative	14,534	16,386	(1,852)
Total operating expenses	96,317	83,042	13,275
Loss from operations	(96,317)	(83,042)	(13,275)
Other income (expense):
Interest income	2,680	2,897	(217)
Interest expense	(1,153)	(865)	(288)
Other income (expense), net	257	(61)	318
Net loss	$(94,533)	$(81,071)	$(13,462)

Research and Development

Research and development expenses were $81.8 million for the six months ended June 30, 2026 compared to $66.7 million for the six months ended June 30, 2025. The table below summarizes our research and development expenses:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Manufacturing of preclinical and clinical supplies	$24,647	$16,642	$8,005
Clinical trials	22,434	17,581	4,853
Personnel	25,199	23,366	1,833
License of intellectual property	3,000	—	3,000
Development services	4,534	7,765	(3,231)
Other research and development costs	1,969	1,302	667
	$81,783	$66,656	$15,127

Specific changes in our research and development expenses year over year include a:

•
$8.0 million increase in manufacturing costs primarily due to expanded cell processing capabilities, including those for commercial readiness;
•
$4.9 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;

•
$3.0 million increase in license of intellectual property costs due to a $2.5 million milestone payment to IASO and $0.5 million milestone payment to Oxford after the first patient in a rese-cel pivotal trial was dosed;
•
$1.8 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program; partially offset by a
•
$3.2 million decrease in development services due to lower spend on research lab consumables and external research activities.

General and Administrative

General and administrative expenses were $14.5 million for the six months ended June 30, 2026 compared to $16.4 million for the six months ended June 30, 2025. The decrease of $1.9 million in our general and administrative expenses includes:

•
$2.2 million lower personnel related costs due to decreased headcount; partially offset by a
•
$0.3 million increase in administrative costs primarily due to increased spend for commercial readiness activities.

Interest Income

Interest income decreased by $0.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to reductions in interest rates on government securities.

Interest Expense

Interest expense increased by $0.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, as a result of finance lease arrangements from embedded leases within our manufacturing agreements with Minaris and Lonza.

Other Income (Expense), net

Other income (expense), net increased by $0.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to proceeds received from the sale of our Pennsylvania research and development tax credits.

Liquidity, Capital Resources and Going Concern

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through June 30, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $567.0 million. Our cash and cash equivalents balance of $225.1 million as of June 30, 2026, should enable us to fund our operations and capital expenditures into mid-2027. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of June 30, 2026, we had an accumulated deficit of $611.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

On August 7, 2025, we filed a Registration Statement (File No. 333-289339) with the SEC, which was declared effective on August 15, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof, or the 2025 Sales Agreement. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the six months ended June 30, 2026, we sold 10,132,367 shares, for net proceeds of $28.7 million. Subsequent to June 30, 2026, we sold 1,802,770 additional shares, for net proceeds of $5.5 million.

May 2026 Financing

In May 2026, we issued 51,725,000 shares of our common stock at a price of $2.90 per share pursuant to a prospectus supplement dated May 4, 2026 to our shelf registration statement on Form S-3 (File No. 333-278126). The offering was underwritten by TD Securities (USA) LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., as joint book-running managers, and H.C. Wainwright & Co., LLC, as lead manager. Aggregate net proceeds were approximately $140.2 million after deducting underwriting discounts and commissions and offering expenses.

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and will expire fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of June 30, 2026, 5,275,100 common stock warrants were exercised for proceeds of $13.2 million and 47,815,090 common stock warrants remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(84,075)	$(61,228)
Investing activities	50,960	(49,981)
Financing activities	175,254	92,821
Effect of exchange rate changes on cash and cash equivalents	(20)	38
Net increase (decrease) in cash and cash equivalents	$142,119	$(18,350)

Operating Activities

During the six months ended June 30, 2026, cash used in operating activities of $84.1 million was attributable to our net loss of $94.5 million and a net change of $9.9 million in our net operating assets and liabilities, partially offset by non-cash charges of $20.3 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates.

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

Investing Activities

During the six months ended June 30, 2026, cash provided by investing activities of $51.0 million was attributable to the maturity of short-term investments.

During the six months ended June 30, 2025, cash used in investing activities of $50.0 million was attributable $49.0 million of purchases of investments and $1.0 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities of $175.3 million was attributable to $140.2 million in sales of common stock, net of issuance costs paid, $28.7 million in sales of common stock under our 2025 ATM Program, net of sales agent commission and fees, $13.2 million from the exercise of common stock warrants and $0.2 million from the purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, offset by $7.1 million in principal payments on finance leases.

During the six months ended June 30, 2025, cash provided by financing activities of $92.8 million was attributable to $93.6 million in sales of common stock, warrants and pre-funded warrants to purchase common stock, net of issuance costs paid, $2.6 million in sales of common stock from our ATM Program, net of sales agent commission and fees and $0.2 million from the purchases of shares under our 2019 ESPP, offset by $3.6 million in principal payments on finance leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $225.1 million as of June 30, 2026. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2026, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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
•
educating medical personnel regarding the potential side effect profile of our product candidates, if licensed, such as the potential adverse side effects related to worsening of systemic lupus erythematosus, or SLE, idiopathic inflammatory myopathy (IIM), or myositis, systemic sclerosis, or SSc, muscle-specific kinase myasthenia gravis, or MuSK MG, generalized myasthenia gravis, or gMG, pemphigus vulgaris, or PV, adverse effects related to infusion of activated T cells or medication taper, including cytokine release syndrome, or CRS, immune effector cell-associated neurotoxicity syndrome, or ICANS, or other unexpected adverse effects of therapy with our product candidates or potential class-wide side effects, such as those related to CD19-directed autologous CAR T cell immunotherapies;
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

Moreover, our product candidates may not perform successfully in clinical trials or may be associated with adverse events that distinguish them from the CAR T therapies that have previously been licensed. For instance, subjects in our CAAR T clinical trials have been infused with our proposed therapies, and may possess strongly activating soluble antibodies, which are not present in oncology patients, and when they interact with our infused product candidates, could result in potential adverse side effects, such as CRS or ICANS, which have been observed in our clinical trials. Additionally, adverse side effects caused by even one of our CAR T or CAAR T product candidates could negatively affect our ability to develop future product candidates based on our CABA® platform. Unexpected side effects or clinical outcomes from any of our product candidates would significantly impact our business.

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

In oncology patients receiving CAR T cell therapy, a lymphodepleting preconditioning regimen is typically used to condition the patient prior to CAR T cell infusion in order to improve tumor immunogenicity and to promote the expansion of the infused CAR T cells. Together, these effects have been shown to enhance the clinical activity of CAR T cells in oncology patients. These regimens often include cyclophosphamide and fludarabine and are usually administered within the week prior to infusion of CAR T cells. We implemented a preconditioning regimen in the DesCAARTesTM trial where certain subjects were pre-treated with IVIg and cyclophosphamide, and other patients were pre-treated with IVIg, cyclophosphamide, and fludarabine prior to DSG3-CAART infusion, have included planned dosing cohorts in the MusCAARTesTM trial where subjects were pre-treated with fludarabine and cyclophosphamide prior to MuSK-CAART infusion, and we have incorporated a lymphodepleting preconditioning regimen of fludarabine and cyclophosphamide in our RESETTM clinical trials. We are evaluating rese-cel without preconditioning in our RESET-PV® trial in patients with mPV and mcPV, as well as in a subset of patients enrolled in our RESET-SLE® trial. Serious adverse events have been observed in some patients following CAR T cell infusion, and these include infection, cytokine release syndrome and ICANS. The lymphodepleting and immunomodulatory preconditioning regimen may contribute to the occurrence and severity of these adverse events due to its role in inducing leukopenia, or low levels of white blood cells in the blood, including lymphopenia, or low levels of lymphocytes in the blood, and regulating the activation and effector functions of other immune cells and antibodies, and enhanced CAR T cell activity.

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

Subjects in our RESETTM trials, except for our RESET-PV® trial and a subset of patients enrolled in our RESET-SLE® trial, will be treated with a standard preconditioning regimen consisting of fludarabine and cyclophosphamide prior to rese-cel infusion. In addition, the lymphodepleting regimen may eliminate some of the pathogenic B cells targeted by rese-cel. As a result, the lymphodepleting regimen may contribute to the initial clinical response that may be observed after rese-cel, which may make interpretation of early efficacy difficult to assess and may also delay our ability to characterize the activity of rese-cel independent of the effects of fludarabine and cyclophosphamide. We intend to evaluate this potential impact of preconditioning in our CAAR and rese-cel studies, through the comparison to non-lymphodepletion arms.

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

Our RESETTM trials in SLE, myositis, SSc, gMG and PV are designed as open-label trials. From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including safety data and evaluations of efficacy, which will be based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following our receipt of additional data or a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.

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

Our RESETTM trials in SLE, myositis, SSc, gMG and PV and any additional expected clinical trials for each of our product candidates will enroll a limited number of patients. The activity and toxicity data from these clinical trials of our product candidates may differ from future results of subsequent clinical trials that enroll a larger number of patients. Since the number of patients that we plan to dose in our RESETTM trials in SLE, myositis, SSc, gMG and PV is small, and the number of patients in clinical trials for any future product candidates may be small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates. In a subset of our RESET-SLE® trial and our RESET-PV® trial, we plan to evaluate the toxicity profile of our product candidates and establish the recommended dose for the next clinical trial. The preliminary results of clinical trials with smaller sample sizes, such as our RESETTM trials, as well as any clinical trials for future product candidates, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of rese-cel, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our RESETTM trials.

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

Our operations, Lonza Houston Inc., or Lonza's, operations, Cellares Corporation, or Cellares, and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, and the conflict in the Middle East may disrupt our global clinical trials and increase the likelihood of supply interruptions. Additionally, the effect of global financial and economic conditions and geopolitical events, including the consequences of the current administration in the United States, events or changes related thereto, including reductions in force at administrative agencies and tariffs, or political unrest or otherwise, or similar events, may have an impact on our business. Sanctions imposed by the U.S. and other countries in response to geopolitical events and conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the six months ended June 30, 2026 and 2025, we recorded net losses of $94.5 million and $81.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $611.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

We currently do not have in-house resources sufficient to enable the development of our product candidates, including our CAR T and CAAR T cell platforms. We were reliant on Minaris manufacturing services for rese-cel in multiple indications through a Development, Manufacturing and Testing Services Agreement, or the Minaris Agreement. Our ability to rely on services from Minaris was limited to a specified period of time, to specific capabilities, and is subject to Minaris' right to terminate these services with or without cause. We are also reliant on Lonza manufacturing services for rese-cel in multiple indications through a Development and Manufacturing Services Agreement, or the Lonza Agreement. Our ability to rely on services from Lonza is limited to a specified period of time, to specific capabilities, and is subject to Lonza’s right to terminate these services with or without cause. If we are unable to establish necessary relationships with third party partners and/or build our own capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer. As we build our own capabilities, and enter into agreements with third parties, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties described herein.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through June 30, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock resulting in aggregate net proceeds of approximately $567.0 million. As of June 30, 2026, we had $225.1 million of cash and cash equivalents. We currently expect our existing cash and cash equivalents as of June 30, 2026, to be sufficient to fund our operations into mid-2027, which includes our plans to fund the expanded clinical development of rese-cel in multiple indications with and/or without preconditioning, including the ongoing myositis registrational study and initiation of additional potentially registrational studies, and to further advance our manufacturing capabilities in preparation for commercial readiness of rese-cel. We expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Subsequently, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant, or the 2025 Offering. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The accompanying warrant has an exercise price of $2.50 per share, is immediately exercisable from the date of issuance and will expire on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial number of additional shares of our common stock under the 2025 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

On August 7, 2025, we filed the 2025 Registration Statement (File No. 333-289339) with SEC, which was declared effective on August 15, 2025, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the 2025 Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the six months ended June 30, 2026, we sold 10,132,367 shares, for net proceeds of $28.7 million. Subsequent to June 30, 2026, we sold 1,802,770 additional shares, for net proceeds of $5.5 million.

In addition, as of June 30, 2026, we had outstanding 47,815,090 common stock warrants and pre-funded warrants to purchase 6,000,000 shares of our common stock. If some or all of these warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.

In May 2026, the Company issued 51,725,000 shares of common stock at a price of $2.90 per share. Aggregate net proceeds were approximately $140.2 million after deducting underwriting discounts and commissions and offering expenses.

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

As of June 30, 2026, we had outstanding 47,815,090 common stock warrants. If all common stock warrants were exercised for cash, we would receive approximately an additional $120.0 million in gross proceeds from the 2025 Offering. However, the warrant holders are not obligated to exercise these warrants, so we may receive little to no additional proceeds. Our common stock warrants have an exercise price of $2.50 per share and are exercisable at any time after the date of issuance. The common stock warrants expire on September 12, 2026, fifteen months from the date of issuance. Warrant holders are unlikely to exercise their warrants voluntarily unless our stock price is above the exercise price. We cannot provide any assurance that our stock price will meaningfully exceed the exercise price before the warrants expire. If our stock price remains at or below the exercise price, the warrants will likely expire unexercised, and we will not receive any additional funds from these warrants to support our clinical trials and operations.

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

In the 2025 Offering, we issued and sold pre-funded warrants to purchase up to 10,800,000 shares of our common stock. As of June 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. Each pre-funded warrant is exercisable until it is fully exercised and by means of payment of the nominal cash purchase price upon exercise or by means of a “cashless exercise” according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry in general, and in some instances we or our collaborators or other third parties on which we or they rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities, Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China.

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

Risks Related to Manufacturing and Supply

*We are reliant on Lonza for our current manufacturing activities and termination would disrupt normal business operations, and we intend to continue to rely on other third parties for our future manufacturing needs prior to establishing our own manufacturing facility.

We are reliant on Lonza for our current manufacturing activities for our preclinical and clinical research. If Lonza were to fail to perform their obligations in accordance with the terms of the Lonza Agreement or terminate the Lonza Agreement, we may have difficulty continuing our normal business operations and our business prospects, financial condition and results of operations could be harmed. We continue to expand our agreements for manufacturing operations within the industry, including Cellares.

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

The CARTA Services Agreement is scheduled to expire on the completion of all research and development projects, and unless the CARTA Services Agreement is amended, Penn will not be obligated to provide any further services under the CARTA Services Agreement after that time. In addition, Penn has the right to terminate the CARTA Services Agreement in whole at any time with 180 days’ notice. From time to time, we may enter into further addenda to the CARTA Services Agreement that provide Penn with the right to terminate such addenda with limited notice periods. If we do not have adequate personnel and capabilities at the time that we assume responsibilities for such services, we may not be successful in effectively or efficiently transitioning these services from Penn, which could disrupt our business and have a material adverse effect on our financial condition and results of operations. Even if we are able to successfully transition these services, they may be more expensive or less efficient than the services we are receiving from Penn during the transition period.

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

Although we continue to optimize our manufacturing process for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of reagents and/or raw materials. If we are unable to adequately scale-up the manufacturing process for our product candidates with Lonza, we may need to transfer to another manufacturer and/or our own facility, which can be lengthy. If we are able to adequately establish and scale-up the manufacturing process for our product candidates with an alternative manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us. This may impact our cost of goods and thus commercial viability and/or competitiveness.

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

The manufacture of biopharmaceutical products is complex and requires significant expertise, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities upon which we currently or will rely, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates, whether by Lonza, or other third-party CMOs, or at any manufacturing facility that we may establish, will not occur in the future.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, to our knowledge, the FDA has not previously reviewed regulatory applications for marketing authorization of CAR T cells for treatment of autoimmune disease or CAAR T cells for treatment of pemphigus, and there is no cell therapy currently approved by the FDA for the treatment of mPV, MuSK myasthenia gravis, SLE, myositis, SSc or gMG. Because of this, we have little guidance as to which endpoints will be accepted, how many clinical trials we may expect to conduct, and whether open-label clinical trials will be deemed acceptable, among other things. We may also request regulatory approval of future CAR T or CAAR T cell-based product candidates by target, regardless of disease type or origin, which the FDA may have difficulty accepting if our clinical trials only involved diseases of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety, potency and purity data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations. Further, given the rapidly evolving landscape of cell therapy, we could encounter a significant change in the regulatory environment for our product candidates once we have already begun one or more lengthy and expensive clinical trials for our product candidates. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. Moreover, the current U.S. administration may propose policy changes that create additional uncertainty for our business and may result in increased regulatory uncertainty, judicial interpretations overturning precedent and other impacts to the agency rulemaking process. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

The FDA has granted rare pediatric disease designation to rese-cel for the treatment of juvenile dermatomyositis. Designation of a drug or biological product as a drug for a rare pediatric disease does not guarantee that an NDA or BLA for such drug or biological product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original BLA for rese-cel. The FDA may determine that a BLA for rese-cel, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

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

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in February 2026. Under the current statutory sunset provisions, the FDA may not award rare pediatric disease priority review vouchers after September 30, 2029. The current sunset provisions do not provide a separate deadline by which a product must have received rare pediatric disease designation in order to be eligible for a voucher. Nevertheless, the program remains subject to statutory requirements and future legislative action, and Congress may amend, curtail, or decline to further reauthorize the program in the future.

Accordingly, even though rese-cel has received rare pediatric disease designation for the treatment of juvenile dermatomyositis, we may not receive a rare pediatric disease priority review voucher if a BLA for rese-cel is approved. In addition, absent further reauthorization or extension of the program, if a BLA for rese-cel is approved after September 30, 2029, the FDA would not be permitted to award a rare pediatric disease priority review voucher, regardless of whether rese-cel otherwise satisfies the criteria for such a voucher, although FDA’s authority to do so could be extended by Congress in the future.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of the current presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For instance, multiple executive actions in the first half of 2025 signaled the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

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

Despite Brexit, the UK and EEA data protection regimes remain largely aligned. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025 (UK Act), now in force, further differentiates the UK’s data protection regime. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA.

In the EEA, the NIS 2 Directive (NIS 2) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organisations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organisations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organisations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. Although we are not currently subject to NIS 2, we have evaluated its requirements and have already implemented various cybersecurity measures that align with NIS 2 obligations. To the extent that we become subject to NIS 2 in the future, we will continue working closely with our Data Protection Officer to ensure that our compliance programs are fully aligned with NIS 2 and national implementing legislation where applicable. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTC Act. Moreover, regulators and legislators are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Similar state laws regulating health and genetic data and public procurement may also restrict transfers of data to, or partnerships with entities, outside the U.S. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 10, 2025)

3.3

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on June 11, 2026)

3.4

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-39103) filed with the SEC on October 30, 2019)

3.5

Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39103) filed with the SEC on May 12, 2022)

10.1#*	Amendment No. 1 to the Cabaletta Bio, Inc. 2025 Inducement Plan
10.2*	Third Amendment, dated April 14, 2026, to the Lease, dated as of February 11, 2019, between the Registrant and Brandywine Cira, L.P., as amended
10.3†*	Amendment to the Services Agreement, dated as of May 19, 2026, between the Registrant and CIC Innovation Communities, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

Cabaletta Bio, Inc.

Date: August 13, 2026	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)