Form 10-Q
period 2026-09-30
Cabaletta Bio, Inc.
filed 2026-11-05
CIK 1759138

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 215,720,392 shares of common stock, $0.00001 par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

•
We are a late-stage clinical biotechnology company with a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CABALETTA BIO, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$299,383	$82,982
Short-term investments	—	50,617
Prepaid expenses and other current assets	10,464	5,272
Total current assets	309,847	138,871
Property and equipment, net	1,008	1,922
Finance lease right-of-use assets	12,364	15,700
Operating lease right-of-use assets	4,706	3,431
Other assets	8,566	5,159
Total assets	$336,491	$165,083
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,045	$6,636
Accrued and other current liabilities	20,353	19,298
Finance lease liabilities, current portion	13,684	20,758
Operating lease liabilities, current portion	4,250	3,461
Total current liabilities	47,332	50,153
Finance lease liabilities, net of current portion	4,738	2,879
Operating lease liabilities, net of current portion	502	—
Total liabilities	52,572	53,032
Commitments and contingencies (see Notes 5 and 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Voting and non-voting common stock, $0.00001 par value: 600,000,000 (593,590,481 voting and 6,409,519 non-voting) shares authorized as of September 30, 2026 and 300,000,000 (293,590,481 voting and 6,409,519 non-voting) shares authorized as December 31, 2025; 215,720,392 voting shares issued and outstanding as of September 30, 2026 and 100,479,323 voting shares issued and outstanding as of December 31, 2025	2	1
Additional paid-in capital	948,460	628,982
Accumulated other comprehensive income	—	25
Accumulated deficit	(664,543)	(516,957)
Total stockholders’ equity	283,919	112,051
Total liabilities and stockholders’ equity	$336,491	$165,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$47,144	$39,824	$128,927	$106,480
General and administrative	7,563	6,764	22,097	23,150
Total operating expenses	54,707	46,588	151,024	129,630
Loss from operations	(54,707)	(46,588)	(151,024)	(129,630)
Other income (expense):
Interest income	2,144	1,808	4,824	4,705
Interest expense	(511)	(584)	(1,664)	(1,449)
Other income, net	21	498	278	437
Net loss	$(53,053)	$(44,866)	$(147,586)	$(125,937)
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale investments, net of tax	—	22	(25)	23
Net comprehensive loss	$(53,053)	$(44,844)	$(147,611)	$(125,914)
Net loss per common stock share, basic and diluted	$(0.28)	$(0.44)	$(0.98)	$(1.75)
Weighted-average common shares outstanding, basic and diluted	186,784,096	102,262,904	150,263,791	71,816,247

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

CABALETTA BIO, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2025	100,479,323	$1	$628,982	$25	$(516,957)	$112,051
Issuance of common stock from ATM offering, net of sales agent commission and fees	8,055,260	—	22,568	—	—	22,568
Issuance of common stock upon exercise of common stock warrants	2,775,100	—	6,938	—	—	6,938
Issuance of common stock in connection with exercise of stock options	15,113	—	32	—	—	32
Stock-based compensation	—	—	5,256	—	—	5,256
Net unrealized losses on available-for-sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(43,515)	(43,515)
Balance—March 31, 2026	111,324,796	$1	$663,776	$—	$(560,472)	$103,305
Issuance of common stock, net of issuance costs of $9,801	51,725,000	—	140,201	—	—	140,201
Issuance of common stock from ATM offering, net of sales agent commission and fees	2,077,107	—	6,162	—	—	6,162
Issuance of common stock upon exercise of common stock warrants	2,500,000	—	6,250	—	—	6,250
Issuance of common stock in connection with exercise of stock options	19,144	—	34	—	—	34
Issuance of common stock under employee stock purchase plan	80,490	—	160	—	—	160
Stock-based compensation	—	—	5,499	—	—	5,499
Net loss	—	—	—	—	(51,018)	(51,018)
Balance—June 30, 2026	167,726,537	$1	$822,082	$—	$(611,490)	$210,593
Issuance of common stock from ATM offering, net of sales agent commission and fees	1,924,835	—	5,984	—	—	5,984
Issuance of common stock upon exercise of common stock warrants	46,011,900	1	115,029	—	—	115,030
Issuance of common stock in connection with exercise of stock options	57,120	—	101	—	—	101
Stock-based compensation	—	—	5,264	—	—	5,264
Net loss	—	—	—	—	(53,053)	(53,053)
Balance—September 30, 2026	215,720,392	$2	$948,460	$—	$(664,543)	$283,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CABALETTA BIO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(147,586)	$(125,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,019	16,681
Depreciation	1,055	1,298
Non-cash finance lease expense	10,253	8,363
Non-cash operating lease expense	2,937	2,718
Accretion of operating lease liabilities	312	426
Amortization of discount on investments	(368)	(665)
Loss on foreign currency exchange rates	81	146
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,192)	(1,917)
Other assets	(3,407)	(1,314)
Accounts payable	2,240	3,256
Accrued and other current liabilities	452	4,379
Lease liabilities	(3,234)	(3,170)
Accrued interest payable under finance lease	(381)	(1)
Net cash used in operating activities	(126,819)	(95,737)
Cash flows from investing activities:
Proceeds from maturities of investments	50,960	—
Purchases of investments	—	(99,037)
Purchases of property and equipment	(142)	(1,024)
Net cash provided by (used in) investing activities	50,818	(100,061)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	140,201	—
Proceeds from issuance of common stock upon exercise of common stock warrants	128,217	—
Proceeds from the issuance of common stock, warrants and pre-funded warrants, net of issuance costs	—	93,558
Issuance of common stock from ATM offering, net of sales agent commission and fees	34,714	2,595
Proceeds from issuance of common stock in connection with the exercise of stock options	167	14
Proceeds from issuance of common stock under employee stock purchase plan	160	197
Principal payments on finance leases	(11,019)	(4,349)
Net cash provided by financing activities	292,440	92,015
Effect of exchange rate changes on cash and cash equivalents	(38)	27
Net increase (decrease) in cash and cash equivalents	216,401	(103,756)
Cash and cash equivalents—beginning of period	82,982	163,962
Cash and cash equivalents—end of period	$299,383	$60,206
Supplemental disclosures
Cash paid for interest	$2,047	$1,449
Right-of-use assets obtained in exchange for finance lease obligations	$7,273	$17,655
Right-of-use assets obtained in exchange for operating lease obligations	$4,213	$—

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

The Company is headquartered in Philadelphia, Pennsylvania. Cabaletta is a late-stage clinical biotechnology company focused on the discovery and development of engineered T cell therapies for autoimmune diseases. Principal operations commenced in August 2018.

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

Liquidity

In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, (ASC 205-40) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has sustained annual operating losses since inception and expects to continue to generate operating losses for the foreseeable future. As of September 30, 2026, the Company has incurred an accumulated deficit of $664,543 and has cash and cash equivalents of $299,383.

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, the Company had previously identified conditions that raised substantial doubt about its ability to continue as a going concern. During the quarter ended September 30, 2026, the Company raised additional funds through the exercise of common stock warrants for proceeds of $115,030 and sold 1,924,835 shares pursuant to the 2025 ATM (at-the-market) Program for net proceeds of $5,984. As a result of this cash raise, the conditions that previously raised substantial doubt are no longer present. The Company expects that its cash and cash equivalents as of September 30, 2026, will be sufficient to fund its projected operations for at least 12 months following the date the Company files this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC).

The Company intends to raise additional capital through a combination of equity offerings, debt financings, government funding arrangements, strategic alliances or other sources. However, if such financing is not available at adequate levels and on a timely basis, or such agreements are not available on favorable terms, or at all, as and when needed, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of one or more of its product candidates or operational initiatives.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2026 and the results of its operations and its cash flows for the interim periods ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, which are included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 23, 2026 (2025 Annual Report).

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

Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 2 of the “Notes to the Financial Statements” in the Company’s audited financial statements included in its 2025 Annual Report.

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

3. Fair Value Measurements

Fair value of financial instruments

At September 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, available-for-sale debt securities, accounts payable and accrued expenses. The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses reported in the Company’s consolidated financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$296,611	$296,611	$—	$—
Total	$296,611	$296,611	$—	$—

	December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$81,470	$81,470	$—	$—
Short-term investments:
U.S. Treasury securities	50,617	—	50,617	—
Total	$132,087	$81,470	$50,617	$—

Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1 inputs. Investments are measured at fair value based on inputs other than quoted prices that are derived from observable market data and are classified as Level 2 inputs.

For debt securities classified as available-for-sale investments, the Company records unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income. The Company did not hold any available-for-sale securities as of September 30, 2026.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Fair value
Financial assets
Cash	$1,512	$—	$1,512
Money market funds	81,470	—	81,470
Included in cash and cash equivalents	82,982	—	82,982
U.S. Treasury securities - due in one year or less
Included in short-term investments	50,592	25	50,617
Total	$133,574	$25	$133,599

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Compensation expense	$7,946	$9,716
Manufacturing and other research and development services	6,909	3,774
Clinical trial research and development services	5,268	5,335
General and administrative services	160	393
Other	70	80
	$20,353	$19,298

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

The Company is required to pay certain milestone payments upon the achievement of specified clinical and commercial milestones. Milestone payments are reduced by a certain percentage for the second product that achieves a milestone, by an additional percentage for the third product that achieves a milestone, and so on, for each subsequent product that achieves a milestone. In the event that the Company is able to successfully develop and launch multiple products under the License Agreement, total milestone payments could be approximately $21,000. Penn is also eligible to receive tiered royalties at percentage rates in the low single-digits, subject to an annual minimum royalty, on annual worldwide net sales of any products that are commercialized by the Company or its sublicensees that contain or incorporate, or are covered by, the intellectual property licensed by the Company. To the extent the Company sublicenses its license rights under the License Agreement, Penn would be eligible to receive tiered sublicense income at percentage rates in the mid-single to low double-digits. There were no amounts due under the License Agreement as of September 30, 2026.

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

Research and development expense related to executed addenda under the master translational research service agreements with Penn recognized in the accompanying statements of operations was $61 and $990 for the three and nine months ended September 30, 2026 and $894 and $4,188 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had no remaining commitments under the CARTA Services Agreement.

Exclusive License Agreement with IASO Biotherapeutics

On October 7, 2022, the Company entered into an Exclusive License Agreement (the IASO Agreement) with Nanjing IASO Biotherapeutics Co., Ltd. (IASO). Pursuant to the IASO Agreement, the Company received an exclusive, worldwide license under certain IASO intellectual property to use a novel clinical-stage anti-CD19 binder to develop, manufacture, commercialize and otherwise exploit T cell products directed to CD19 for the purpose of diagnosis, prevention or treatment of any autoimmune or alloimmune indications in humans. As partial consideration for the exclusive license, IASO received an upfront payment of $2,500. IASO is also eligible to receive up to mid double digit millions in milestone payments based upon the achievement of specified pre-clinical, development and regulatory milestones, and up to an additional low triple digit millions in milestone payments based upon achievement of specified sales milestones, for a total consideration, inclusive of the upfront payment, of up to $162,000, along with tiered mid-single digit royalties on future net sales for licensed products that may result from the IASO Agreement. Upon the U.S. Food and Drug Administration’s clearance of the rese-cel Investigational New Drug application for the treatment of systemic lupus erythematosus in March 2023, a milestone payment of $1,000 was recognized in the accompanying statements of operations. A milestone payment of $1,500 was paid to IASO in the first quarter of 2024 after the first patient in a rese-cel trial was dosed. A milestone payment of $2,500 was paid to IASO in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

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

Licence and Supply Agreement with Oxford Biomedica

In December 2021, the Company entered into a Licence and Supply agreement (LSA) with Oxford Biomedica (UK) Limited (Oxford), wherein the LSA grants the Company a non-exclusive license to Oxford’s LentiVector® platform for its application in the Company’s DSG3-CAART program and put in place a multi-year vector supply agreement. Oxford is eligible to receive regulatory and sales milestones in the low tens of millions and royalties in the low single digits on net sales of products that incorporate the Oxford technology. In May 2023, the Company amended the LSA with Oxford to expand the license to include the Company's rese-cel program for an upfront fee of $500. In August 2023, the Company and Oxford entered into a vector supply agreement for rese-cel, and a related second amendment to the LSA, with a total cost under the vector supply agreement of up to approximately $5,000, which has been fully expensed as of December 31, 2024. In February 2024, the Company and Oxford entered into a third amendment to the LSA to update the patent schedule. In June 2024, the Company and Oxford entered into a fourth amendment to the LSA eliminating royalties on net sales of products that incorporate the Oxford technology if Oxford manufactures the vector. Starting in December 2024, the Company and Oxford entered into work orders with a cost of approximately $26,000 for certain process characterization and process performance qualification activities as part of commercial readiness activities. As of September 30, 2026, the Company has recognized project to date expense of $18,868 related to these activities. The Company can terminate the LSA or any work order under the LSA at will upon advance written notice and subject to certain cancellation fees. A milestone payment of $500 was paid to Oxford in the second quarter of 2026 after the first patient in a rese-cel pivotal trial was dosed.

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

6. Commitments and Contingencies

Manufacturing Agreements

In August 2026, the Development and Manufacturing Services Agreement (Minaris Agreement) expired in accordance with its terms. As of September 30, 2026, the Company has no further commitments under the Minaris Agreement.

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

Litigation

From time to time, the Company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2026, the Company is not involved in any material litigation or legal proceedings that it would expect to have a material adverse impact on its financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expenses:
Manufacturing of preclinical and clinical supplies	$17,521	$12,997	$42,169	$29,639
Personnel	13,125	11,700	38,323	35,066
Clinical trials	13,362	10,872	35,795	28,453
License of intellectual property	—	—	3,000	—
Development services	2,379	3,677	6,913	11,442
Other research and development costs (1)	757	578	2,727	1,880
General and administration expenses	7,563	6,764	22,097	23,150
Interest income	(2,144)	(1,808)	(4,824)	(4,705)
Interest expense	511	584	1,664	1,449
Other income, net	(21)	(498)	(278)	(437)
Net loss	$53,053	$44,866	$147,586	$125,937

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

Operating lease commitments

The Company leases office and laboratory space which include rent escalations and are subject to additional variable charges, including common area maintenance, property taxes and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected the practical expedient to account for lease and non-lease components as a single-lease component and has included fixed payments related to non-lease components in calculating the operating lease liability. During 2026, the Company extended the terms for its lab and office leases resulting in an increase in the operating lease right-of-use asset and operating lease liability of $4,213.

Finance lease commitments - Embedded leases

As described further in Note 6, the Minaris Agreement expired in accordance with its terms in August 2026. The terms of the agreement included a dedicated suite with fixed costs and contingent variable costs.

As described further in Note 6, in December 2024, the Company entered into the Lonza Agreement with Lonza to serve as one of the Company's cell processing manufacturing partners. Under the initial work order, Lonza will perform cell therapy manufacturing activities for the CAR-T cell therapy product rese-cel for a term of 12 months with the ability to extend the manufacturing period subject to the terms of the Lonza Agreement. The Lonza Agreement was evaluated under ASC 842 and determined to contain an embedded finance lease commencing in March 2025. During the nine months ended September 30, 2026, the Company extended the lease term in accordance with the Lonza Agreement resulting in an increase of the finance lease right-of-use asset and finance lease liability of $7,273.

Summary of leases under ASC 842

The following table contains information pertaining to the Company’s operating and finance leases for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,234	$3,170
Operating cash flows used for finance leases	2,047	1,449
Financing cash flows used for finance leases	11,019	4,349
Other information
Weighted average remaining lease term - finance leases (in years)	1.3	1.2
Weighted average discount rate - finance leases	10.0%	10.9%
Weighted average remaining lease term - operating leases (in years)	1.2	0.9
Weighted average discount rate - operating leases	10.0%	11.0%

For finance leases embedded in CDMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease.

Future lease payments under the non-cancelable leases as of September 30, 2026 are as follows:

	Finance Leases	Operating Leases
October 1, 2026 - December 31, 2026	$4,373	$1,121
2027	15,503	3,923
Total undiscounted lease payments	19,876	5,044
Less imputed interest	(1,454)	(292)
Total lease liability	$18,422	$4,752

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

May 2026 Financing

In May 2026, the Company issued 51,725,000 shares of common stock at a price of $2.90 per share pursuant to a prospectus supplement dated May 4, 2026 to the Company's shelf registration statement on Form S-3 (File No. 333-278126). The offering was underwritten by TD Securities (USA) LLC, Guggenheim Securities, LLC and Cantor Fitzgerald & Co., as joint book-running managers, and H.C. Wainwright & Co., LLC, as lead manager. Aggregate net proceeds were approximately $140,201 after deducting underwriting discounts and commissions and offering expenses.

June 2025 Financing

In June 2025, the Company issued (i) 39,200,000 shares of its common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of its common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. An additional 3,090,190 common stock warrants were issued in the financing for shares purchased by the underwriters in the market to cover overallotment demand. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants are exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and expired on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93,558 after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of September 30, 2026, 51,287,000 common stock warrants had been exercised for proceeds of $128,218. The remaining common stock warrants expired and no common stock warrants remain outstanding.

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

On August 7, 2025, the Company filed a Registration Statement (File No. 333-289339) with the SEC, which was declared effective on August 15, 2025 (2025 Shelf Registration Statement), in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company’s common stock, debt securities or other equity securities in one or more offerings. The Company also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of the Company's common stock from time to time in “at-the-market” offerings (the 2025 ATM Program) under the 2025 Shelf Registration Statement and subject to the limitations thereof (the 2025 Sales Agreement). During the year ended December 31, 2025, the Company sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10,151. During the nine months ended September 30, 2026, the Company sold 12,057,202 shares, for net proceeds of $34,714.

2019 Stock Option and Incentive Plan

The 2019 Stock Option and Incentive Plan (2019 Plan) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan was 2,342,288, which will be increased each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. On June 1, 2023, at the 2023 Annual Meeting of Stockholders of the Company, the stockholders of the Company approved Amendment No. 1 to the 2019 Plan, increasing the number of shares of common stock reserved for issuance under the 2019 Plan by 3,000,000 shares. On January 1, 2026, the total number of shares under the 2019 Plan was increased by 4,019,172 shares pursuant to the 2019 Plan Evergreen Provision. As of September 30, 2026, there were 602,380 shares remaining available for issuance under the 2019 Plan.

2025 Inducement Plan

In October 2025, the Company adopted the 2025 Inducement Plan (Inducement Plan). The Inducement Plan was adopted by the Compensation Committee of the Company’s board of directors without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Rule 5635(c)(4), awards made under the Inducement Plan, including stock options and restricted stock units, may only be granted to newly hired employees as a material inducement to accept employment with the Company. Stock options granted under the Inducement Plan expire no later than ten years from the date of grant. The number of shares originally reserved for issuance under the Inducement Plan was 275,000 shares. In April 2026, the Company's board of directors authorized an increase in the number of shares of common stock reserved for issuance under the Inducement Plan to 1,275,000 shares. As of September 30, 2026, there were 700,000 shares available for issuance under the Inducement Plan.

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

As a result of the repricing, 9,900,096 vested and unvested stock options outstanding as of May 19, 2025, with original exercise prices ranging from $2.88 to $23.97, were repriced. The repricing resulted in incremental stock-based compensation expense of $3,021, of which $1,813 related to vested stock option awards and has been fully recognized as of September 30, 2026, and $1,208 related to unvested stock option awards and is being amortized on a straight-line basis over the remaining vesting period of those awards.

Stock Option Activity

A summary of stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	13,835,372	$1.85	7.1	$4,968
Granted	4,988,200	3.17
Exercised	(91,377)	1.83		129
Forfeited/Cancelled	(204,937)	2.76
Outstanding as of September 30, 2026	18,527,258	$2.20	7.1	$1,396
Options Exercisable at September 30, 2026	9,978,389	$1.83	5.7	$941

The aggregate intrinsic value of options is calculated as the difference between the market price of the Company’s common stock and the exercise price of the options. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $2.74 and $1.46, respectively.

The fair value of each award is estimated using Black-Scholes based on the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.70%—5.05%	3.94%—4.46%
Expected term	5.5 years—6.1 years	5.5 years—6.1 years
Expected volatility	114%—118%	112%—118%
Expected dividend yield	0%	0%

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

Stock-based Compensation

The Company has recorded stock-based compensation in the accompanying statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,004	$3,317	$9,079	$9,272
General and administrative	2,260	2,498	6,940	7,409
Total	$5,264	$5,815	$16,019	$16,681

As of September 30, 2026, there was $31,668 of unrecognized compensation cost related to unvested option awards, which is expected to be recognized over a weighted-average period of 2.2 years.

2019 Employee Stock Purchase Plan

The 2019 Employee Stock Purchase Plan (2019 ESPP) was approved by the Company’s board of directors on October 14, 2019, and became effective on October 23, 2019. A total of 234,229 shares of common stock were initially reserved for issuance under the 2019 ESPP, and such number of shares will be increased each January 1 thereafter through January 1, 2029 by the least of (i) 234,229 shares of common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or (iii) such lesser number of shares determined by the 2019 ESPP’s administrator. On January 1, 2026, the total number of shares available under the 2019 ESPP was increased by 234,229 shares pursuant to the 2019 Plan Evergreen Provision. As of September 30, 2026, there were 290,122 shares remaining available for issuance under the 2019 ESPP.

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

10. Income Taxes

The Company did not record an income tax benefit in its statements of operations for the three and nine months ended September 30, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2026 and December 31, 2025.

11. Net Loss Per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. The Company has 6,409,519 authorized shares of non-voting common stock. None of these shares of non-voting common stock have been outstanding since May 2024. Since the rights of the voting and non-voting common stock are identical, except with respect to voting, the undistributed losses of the Company are allocated on a proportionate basis to the two classes in periods when non-voting stock is outstanding. Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2026 and 2025 included outstanding pre-funded warrants to purchase up to an aggregate of 6,000,000 shares of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Voting common stock	Voting common stock	Voting common stock	Voting common stock
Basic and diluted net loss per share:
Net loss	$(53,053)	$(44,866)	$(147,586)	$(125,937)
Weighted average number of shares outstanding	186,784,096	102,262,904	150,263,791	71,816,247
Net loss per share, basic and diluted	$(0.28)	$(0.44)	$(0.98)	$(1.75)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Stock options to purchase common stock	18,527,258	13,618,173
Warrants to purchase common stock	—	53,090,190
Total	18,527,258	66,708,363

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

Our Company

We are a late-stage clinical biotechnology company focused on developing and launching potentially curative targeted cell therapies designed specifically for patients with autoimmune diseases.

Resecabtagene autoleucel

Resecabtagene autoleucel (rese-cel, formerly referred to as CABA-201), our lead product candidate, is an investigational autologous chimeric antigen receptor (CAR) T cell therapy designed specifically for the treatment of patients living with autoimmune diseases. Its CAR construct features a fully-human CD19-binding domain, a CD8 transmembrane domain, a 4-1BB co-stimulatory domain, and a CD3ζ signaling domain. Rese-cel is produced by collecting and engineering a patient’s own T cells to express an antibody fragment that recognizes the CD19 receptor expressed on the surface of B cells. The production of rese-cel leverages a standard and well-characterized nine-day manufacturing process which is common across U.S. Food and Drug Administration (FDA)-approved CAR T therapies in oncology. Rese-cel is designed to be administered as a single infusion at a weight-based dose after discontinuing all immunomodulators (IMs). Following treatment, rese-cel induces transient and deep depletion of all CD19-positive B cells, including those that contribute to disease, with subsequent repopulation of non-autoreactive B cells.

Rese-cel has been granted multiple regulatory designations in support of accelerating its clinical development, including: (i) FDA Regenerative Medicine Advanced Therapy designation for myositis, systemic sclerosis (SSc), systemic lupus erythematosus (SLE), lupus nephritis (LN), and generalized myasthenia gravis (gMG); (ii) FDA Orphan Drug designation for myositis, SSc, and gMG; (iii) FDA Fast Track designation for dermatomyositis (DM), SSc, SLE, LN, and gMG; (iv) FDA Rare Pediatric Disease designation for juvenile dermatomyositis (JDM); and (v) European Medicines Agency PRIME scheme access for myositis.

RESET™ Clinical Development Program

We are evaluating rese-cel across the REstoring SElf-Tolerance (RESET™) clinical development program, which includes multiple ongoing company-sponsored clinical trials in rheumatology, neurology, and dermatology with disease-specific cohorts designed to evolve directly into registrational studies. Active clinical trials evaluating rese-cel as a potential treatment for autoimmune diseases within the RESET™ clinical development program include RESET-Myositis® for myositis, RESET-SSc® for SSc, RESET-SLE® for lupus, RESET-MG® for gMG, and RESET-PV® for pemphigus vulgaris (PV).

RESET™ clinical trials have consistent design principles. These include T cell collection via apheresis, a routine and well-characterized nine-day manufacturing process, a standard CAR T preconditioning (PC) regimen of fludarabine and cyclophosphamide intended to reduce the initial B cell target burden, administration of a single, weight-based infusion of rese-cel, and long-term patient follow-up and monitoring. In addition, we are leveraging the design characteristics of rese-cel and in combination with several innovations which, if successful, may broaden and deepen rese-cel’s patient reach and impact. These include PC-free treatment with rese-cel dose exploration, automated manufacturing intended to enable scalable and flexible commercial supply, outpatient dosing, pediatric treatment, and use of a whole blood draw for patient T cell collection.

Across its reported RESET™ clinical development program experience, rese-cel has exhibited a predictable translational profile when administered with and without PC, consistent across each indication evaluated, and a generally well-tolerated clinical safety profile. Our reported clinical efficacy and translational data have demonstrated the potential of rese-cel to reset the immune system and result in responses that last throughout follow-up without IMs and/or other chronic therapies and with low-dose or absence of chronic steroids.

Research and Development Updates from RESET™ Trials

We regularly communicate clinical, translational, and scientific data from the RESET™ clinical development program at peer-reviewed scientific and medical conferences and in peer-reviewed publications.

At the American Association of Neuromuscular & Electrodiagnostic Medicine 2026 Annual Meeting, we presented clinical and translational data from the first 14 RESET-MG patients treated with rese-cel and preconditioning. Rese-cel was generally well tolerated, with no cytokine release syndrome in 12 patients and no immune effector cell-associated neurotoxicity syndrome or immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome. At 24 weeks, patients who remained off immunomodulators (n=10) had a mean change from baseline of -7.9 on the Myasthenia Gravis Activities of Daily Living scale (MG-ADL) and -7.8 on the Quantitative Myasthenia Gravis score, and 10 of the 14 patients achieved a clinically meaningful MG-ADL improvement as of latest follow-up (median follow-up of 38 weeks) while off immunomodulators.

At the European Society of Gene and Cell Therapy 2026 Annual Meeting, we presented a poster presentation titled, “Differential macrophage responses to CAR T cell produced cytokines across autoimmune diseases may confer differential risk among indications.” Data in the presentation indicate the potential relationship between the pro-inflammatory activation of monocyte-derived macrophages in different autoimmune diseases, with a focus on Phase 1/2 dermatomyositis and systemic sclerosis patients treated with rese-cel, and the observation of adverse safety events in autoimmune disease patients. In addition, longer-term Phase 1/2 clinical efficacy data in systemic sclerosis patients treated with rese-cel were shared. At one year and off immunomodulators, the five patients with interstitial lung disease achieved a mean percent-predicted FVC improvement of approximately 9%, and among all systemic sclerosis patients with at least one year follow up, and six of seven (86%) patients achieved rCRISS-25.

At the upcoming American College of Rheumatology Convergence 2026 annual meeting, we will present one oral and three poster presentations. Data to be shared include one-year clinical data from the complete Phase 1/2 DM cohort within RESET-Myositis®, histological remission and response in severe and refractory LN patients after treatment with rese-cel, and aggregate safety data across the RESET™ clinical development program. In addition, we will host an industry-supported innovation theater discussing rese-cel and insights from the RESET™ clinical development program.

RESET-Myositis®

Myositis is an autoimmune disease whereby the immune system attacks muscle and causes muscular inflammation and weakness. It typically affects middle-aged individuals, particularly women. Despite existing therapies, most patients remain refractory and must continue concurrent treatment with IMs. In addition, there are approximately 60,000 adult DM and approximately 15,000 adult antisynthetase syndrome (ASyS) patients in the U.S. who have no or limited FDA-approved treatment options.

Our registrational, single-arm DM/ASyS cohort is open for patient enrollment and includes an outpatient dosing option. The primary endpoint will assess whether a moderate or major Total Improvement Score (TIS) response after discontinuation of all IMs can be achieved at 16 weeks while remaining off IMs and on no or low-dose steroids.

The planned size of 17 patients, comprised of 14 DM patients and 3 ASyS patients, for the registrational cohort is based on the assumed treatment effect of rese-cel in DM/ASyS patients and an estimated background rate. The estimated background rate will be determined from a retrospective analysis of an external myositis patient registry and will include patients with similar inclusion criteria as those in the registrational DM/ASyS cohort. Based on comprehensive literature review, we estimate the likelihood of an active, refractory myositis patient achieving moderate or major TIS response within 16 weeks and concurrently discontinuing all immunomodulators to be less than 10%. Changes in the assumed background rate would result in a change in the number of rese-cel treated patients who would need to achieve the primary endpoint in the registrational cohort.

Based on FDA interactions, we plan to use pooled rese-cel safety data from the entire RESET™ clinical development program to supplement myositis-specific safety data for the Biologics License Application (BLA) submission in myositis. The required safety database is expected to be approximately 100 autoimmune disease patients treated with the same single, weight-based dose of rese-cel. In addition, based on a Type B regulatory interaction with the FDA, we plan to include multi-year Phase 1/2 myositis durability data to support the planned BLA submission. We expect to have three-year durability data from some Phase 1/2 patients at the time of projected launch.

We anticipate reporting registrational myositis topline results in the second half of 2027 to support a potential BLA submission in the first quarter of 2028. At the time of the adult BLA submission, we expect to submit available Phase 1/2 JDM clinical data to support a potential pediatric indication. This strategy may allow for priority review voucher eligibility from the FDA, as rese-cel has been granted Rare Pediatric Disease designation for the treatment of JDM.

RESET-SSc®

SSc is a rare and potentially fatal chronic autoimmune disease characterized by progressive skin and internal organ fibrosis that can be life-threatening, including interstitial lung disease, pulmonary hypertension, cardiac involvement, and scleroderma renal crisis. It affects approximately 90,000 patients in the United States, typically middle-aged women.

Our registrational, single-arm SSc cohort focused on interstitial lung disease has initiated and is open for patient enrollment. The cohort is expected to enroll approximately 25 patients, and the primary endpoint is designed to measure the mean change from baseline in percent-predicted forced vital capacity without any IMs or anti-fibrotic medications and off or on a low-dose of steroids.

RESET-SLE®

As the most common subtype of lupus, SLE is a chronic, potentially severe, autoimmune disease, most commonly impacting young women between the ages of 15 and 40 with higher frequency and more severity in people of color, where the immune system attacks healthy tissue throughout the body. SLE affects an estimated up to 320,000 patients in the United States, with LN as the most common end-organ manifestation, affecting approximately 30-40% of SLE patients.

Our current focus for RESET-SLE® is the evaluation of the PC-free approach with rese-cel dose exploration. PC-free dose exploration is ongoing with higher-dose rese-cel in patients with SLE and LN. We expect to provide an update regarding go-forward clinical development plans for the PC-free approach in the first half of 2027.

In addition, we have the potential to initiate registrational SLE and LN cohorts, each evaluating approximately 25 patients with unique endpoints for each cohort with PC, based on prior regulatory alignment with the FDA. This was based on previously reported clinical data from Phase 1/2 SLE and LN cohorts with preconditioning. We also incorporated adolescent patient enrollment in the Phase 1/2 cohorts with preconditioning.

RESET-MG®

Myasthenia gravis (MG) is a rare autoimmune disease characterized by autoantibodies that interfere with signaling at the neuromuscular junction, leading to potentially life-threatening muscle weakness. Most patients with MG have autoantibodies known to be pathogenic based on their interference with proteins in the neuromuscular junction, of which most target the acetylcholine receptor (AChR). gMG affects approximately 100,000 patients in the United States. Symptoms of gMG include profound muscle weakness throughout the body, disabling fatigue, and potential shortness of breath due to respiratory muscle weakness, with risk for episodes of respiratory failure.

Our current focus for RESET-MG® is the evaluation of the PC-free approach with rese-cel. PC-free dose exploration is ongoing in patients with AChR-positive gMG and AChR-negative gMG. We expect to provide an update regarding go-forward clinical development plans for the PC-free approach in the first half of 2027.

RESET-PV®

PV is an autoimmune disease that occurs when the immune system produces antibodies that attack a protein called desmoglein (DSG). DSG normally enables skin cells and the cells lining the inside of your mouth, nose, throat, eyelids, etc. to bind tightly together. Disruption by the antibodies directed to DSG causes painful blisters and erosions characteristic of PV. Approximately 15,000 patients in the United States are affected by PV.

The Phase 1/2 RESET-PV® trial is designed to evaluate PC-free rese-cel in patients with mucosal pemphigus vulgaris (mPV) and mucocutaneous pemphigus vulgaris (mcPV). We expect to provide an update regarding go-forward clinical development plans for the PC-free approach in the first half of 2027.

Manufacturing Partnerships

Our phase-appropriate manufacturing supply strategy for rese-cel utilizes proven external suppliers, with a philosophy of maintaining redundant supply capability.

Oxford Biomedica (UK) Limited (Oxford) provides supply of lentiviral vector used in the manufacturing process for rese-cel.

Our current manufacturing process, Process B, partners include Lonza Houston Inc. (Lonza) and ElevateBio Basecamp, Inc. (ElevateBio). Process B is partially automated with a commercially scalable process intended for initial commercial launch, and it was implemented prior to the start of our first registrational study following multiple meetings with FDA CMC reviewers to align on comparability strategy with our initial process, Process A, which supplied a subset of Phase 1/2 patients.

We anticipate additional supply from Cellares Corporation (Cellares) as part of Process C, a fully automated version of Process B that has been reviewed by the FDA and verified in a clinical setting. We believe the potential for fully automated manufacturing via Process C complements Process B supply and offers the potential for scalability to produce rese-cel for thousands of patients per year with minimal capital investment by us.

Business Operations and Financing

We were incorporated in April 2017 and started principal operations in August 2018. Our operations to date have been financed primarily by proceeds from the sale of convertible notes and convertible preferred stock prior to our initial public offering, or IPO, and proceeds from the sale of our common stock in public equity offerings, including our IPO, “at-the-market” offerings and follow-on offerings of shares of our common stock and pre-funded warrants. As of September 30, 2026, we had $299.4 million in cash and cash equivalents.

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

Results of Operations for the three months ended September 30, 2026 and 2025

The following sets forth our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$47,144	$39,824	$7,320
General and administrative	7,563	6,764	799
Total operating expenses	54,707	46,588	8,119
Loss from operations	(54,707)	(46,588)	(8,119)
Other income (expense):
Interest income	2,144	1,808	336
Interest expense	(511)	(584)	73
Other income, net	21	498	(477)
Net loss	$(53,053)	$(44,866)	$(8,187)

Research and Development

Research and development expenses were $47.1 million for the three months ended September 30, 2026 compared to $39.8 million for the three months ended September 30, 2025. The table below summarizes our research and development expenses:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Manufacturing of preclinical and clinical supplies	$17,521	$12,997	$4,524
Clinical trials	13,362	10,872	2,490
Personnel	13,125	11,700	1,425
Development services	2,379	3,677	(1,298)
Other research and development costs	757	578	179
	$47,144	$39,824	$7,320

Specific changes in our research and development expenses year over year include a:

•
$4.5 million increase in manufacturing costs primarily due to expanded cell processing capabilities, including those for commercial readiness;
•
$2.5 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$1.4 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program; partially offset by a
•
$1.3 million decrease in development services due to lower spend on research lab consumables and external research activities.

General and Administrative

General and administrative expenses were $7.6 million for the three months ended September 30, 2026 compared to $6.8 million for the three months ended September 30, 2025. The increase of $0.8 million in our general and administrative expenses includes:

•
$0.5 million higher personnel related costs due to increased headcount; and a
•
$0.3 million increase in administrative costs primarily due to increased spend for commercial readiness activities.

Interest Income

Interest income increased by $0.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher cash, cash equivalents and investment balances earning interest during 2026 due to the proceeds from sales of common stock pursuant to the 2025 ATM Program, proceeds from the exercise of common stock warrants and proceeds from the May 2026 financing.

Other Income, net

Other income, net decreased by $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to proceeds received from the sale of our Pennsylvania research and development tax credits in 2025.

Results of Operations for the nine months ended September 30, 2026 and 2025

The following sets forth our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Statements of Operations Data:
Operating expenses:
Research and development	$128,927	$106,480	$22,447
General and administrative	22,097	23,150	(1,053)
Total operating expenses	151,024	129,630	21,394
Loss from operations	(151,024)	(129,630)	(21,394)
Other income (expense):
Interest income	4,824	4,705	119
Interest expense	(1,664)	(1,449)	(215)
Other income, net	278	437	(159)
Net loss	$(147,586)	$(125,937)	$(21,649)

Research and Development

Research and development expenses were $128.9 million for the nine months ended September 30, 2026 compared to $106.5 million for the nine months ended September 30, 2025. The table below summarizes our research and development expenses:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Manufacturing of preclinical and clinical supplies	$42,169	$29,639	$12,530
Clinical trials	35,795	28,453	7,342
Personnel	38,323	35,066	3,257
License of intellectual property	3,000	—	3,000
Development services	6,913	11,442	(4,529)
Other research and development costs	2,727	1,880	847
	$128,927	$106,480	$22,447

Specific changes in our research and development expenses year over year include a:

•
$12.5 million increase in manufacturing costs primarily due to expanded cell processing capabilities, including those for commercial readiness;
•
$7.3 million increase in clinical trial costs primarily due to higher enrollment and clinical trial sites across multiple clinical studies for rese-cel;
•
$3.3 million increase in personnel costs primarily driven by an increase in headcount to support overall growth related to our rese-cel program;
•
$3.0 million increase in license of intellectual property costs due to a $2.5 million milestone payment to IASO and $0.5 million milestone payment to Oxford after the first patient in a rese-cel pivotal trial was dosed;
•
$0.9 million increase in other research and development costs primarily due to company growth and related expenses; partially offset by a
•
$4.5 million decrease in development services due to lower spend on research lab consumables and external research activities.

General and Administrative

General and administrative expenses were $22.1 million for the nine months ended September 30, 2026 compared to $23.1 million for the nine months ended September 30, 2025. The decrease of $1.0 million in our general and administrative expenses includes:

•
$1.7 million decrease in personnel related costs due to lower average headcount; partially offset by a
•
$0.7 million increase in administrative costs primarily due to increased spend for commercial readiness activities.

Interest Expense

Interest expense increased by $0.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, as a result of finance lease arrangements from embedded leases within our manufacturing agreements with Minaris and Lonza.

Other Income, net

Other income, net decreased by $0.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to proceeds received from the sale of our Pennsylvania research and development tax credits in 2025.

Liquidity and Capital Resources

From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through September 30, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock, and from the exercise of common stock warrants, resulting in aggregate net proceeds of approximately $688.0 million. Our cash and cash equivalents balance of $299.4 million as of September 30, 2026, should enable us to fund our operations and capital expenditures into the first quarter of 2028. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception and, as of September 30, 2026, we had an accumulated deficit of $664.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses and other current assets, accounts payable and accrued expenses.

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

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we had previously identified conditions that raised substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2026, we raised additional funds through the exercise of common stock warrants for proceeds of $115.0 million and sold 1.9 million shares pursuant to the 2025 ATM Program for net proceeds of $6.0 million. As a result of these cash raises, the conditions that previously raised substantial doubt are no longer present. We expect that our cash and cash equivalents as of September 30, 2026, will be sufficient to fund our projected operations for at least 12 months following the date we file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

On August 7, 2025, we filed a Registration Statement (File No. 333-289339) with the SEC, which was declared effective on August 15, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof, or the 2025 Sales Agreement. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the nine months ended September 30, 2026, we sold 12,057,202 shares, for net proceeds of $34.7 million.

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

June 2025 Financing

In June 2025, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The pre-funded warrants were exercisable immediately. The common stock and pre-funded warrants were sold in combination with an accompanying common stock warrant to purchase one share of common stock (or a pre-funded warrant in lieu thereof) for each share of common stock or pre-funded warrant sold. Each common stock warrant has an exercise price per share of $2.50. The common stock warrants are immediately exercisable from the date of issuance and expired fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. In addition, as of September 30, 2026, 51,287,000 common stock warrants were exercised for proceeds of $128.2 million. The remaining common stock warrants expired and no common stock warrants remain outstanding.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(126,819)	$(95,737)
Investing activities	50,818	(100,061)
Financing activities	292,440	92,015
Effect of exchange rate changes on cash and cash equivalents	(38)	27
Net increase (decrease) in cash and cash equivalents	$216,401	$(103,756)

Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities of $126.8 million was attributable to our net loss of $147.6 million, partially offset by non-cash charges of $30.3 million for stock-based compensation charges, amortization of finance lease, non-cash operating lease expense, depreciation, accretion of operating lease liabilities and foreign currency exchange rates and further increased by a net change of $9.5 million in our net operating assets and liabilities.

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

Investing Activities

During the nine months ended September 30, 2026, cash provided by investing activities of $50.8 million was attributable to $51.0 million from the maturity of short-term investments, partially offset by $0.2 million of purchases of property and equipment.

During the nine months ended September 30, 2025, cash used in investing activities of $100.0 million was attributable to $99.0 million of purchases of investments and $1.0 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities of $292.4 million was attributable to $140.2 million in sales of common stock, net of issuance costs paid, $128.2 million from the exercise of common stock warrants, $34.7 million in sales of common stock under our 2025 ATM Program, net of sales agent commission and fees, $0.2 million from the purchases of shares under our 2019 Employee Stock Purchase Plan, or 2019 ESPP and $0.2 million from the exercise of employee stock options, offset by $11.0 million in principal payments on finance leases.

During the nine months ended September 30, 2025, cash provided by financing activities of $92.0 million was attributable to $93.5 million in sales of common stock, warrants and pre-funded warrants to purchase common stock, net of issuance costs paid, $2.6 million in sales of common stock from our ATM offering, net of sales agent commission and fees and $0.2 million from the purchases of shares under our 2019 ESPP, offset by $4.3 million in principal payments on finance leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $299.4 million as of September 30, 2026. We generally hold our cash in interest-bearing money market treasury fund accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. Declines in interest rates, however, would reduce future investment income.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our company may become involved in litigation or legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2026, we are not involved in any material litigation or legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flows.

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

*Cellular therapies, including our engineered chimeric antigen receptor T cell, or CAR T, chimeric autoantibody receptor T cell, or CAAR T, product candidates, represent a novel approach to the treatment of autoimmune diseases, which creates significant challenges for us. Negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates.

Cellular therapies are a novel approach to the treatment of autoimmune diseases, and negative perception or increased regulatory scrutiny of any product candidates that we develop could adversely affect our ability to conduct our business or obtain regulatory approvals for such product candidates. There are no cellular immunotherapies licensed to date in the United States or the European Union to treat autoimmune diseases or alloimmune responses. CAR T or CAAR T cell therapies for autoimmune or alloimmune diseases may not gain the acceptance of the public or the medical community. For example, CAR Ts and other cellular therapies have in some cases caused severe side effects, including death, and their broader use may therefore be limited. In the future, in the event such severe side effects are observed with other CAR T therapies (including those with a CD19 binder), it may increase negative perception of, and regulatory scrutiny on, our product candidates. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T cell malignancies following treatment with BCMA-directed or CD19-directed autologous CAR T cell immunotherapies. The FDA also stated that patients and clinical trial participants receiving treatment with such approved products should be monitored life-long for new malignancies. In January 2024, the FDA determined that new safety information related to T cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T cell immunotherapies. Public perception may be influenced by claims that gene therapy, including the insertion of a transgene, is unsafe, and products incorporating gene therapy may not gain the acceptance of the public or the medical community. The patient populations targeted by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates, in clinical trials of others developing similar products or in the post-approval setting and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop. For example, in August 2026, after reports of immune effector cell-associated hemophagocytic syndrome resulting in three patient deaths in clinical trials, Novartis announced suspension of trials of a CAR T candidate in development for treatment of autoimmune conditions. Bristol Myers Squibb similarly paused enrollment in autoimmune trials of a CAR T candidate after noting “transient and reversible inflammatory events.” These types of adverse events associated with CAR T product candidates in the autoimmune setting may result in additional scrutiny of our approach from regulators, healthcare providers, and patients.

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

If unacceptable toxicities or health risks, including risks inferred from other unrelated immunotherapy trials, arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the Safety Monitoring Boards for our trials (e.g. Data Safety Monitoring Board, or DSMB, or Independent Data Safety Monitoring Committee, or IDMC), or local regulatory authorities such as institutional review boards, or IRBs, or independent ethics committees, or IECs, as applicable, could recommend or order us to cease clinical trials. Regulatory authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using CAR T or CAAR T cell product candidates to understand the side effect profile of our product candidates for both our preclinical studies and clinical trials and upon any commercialization of any of our product candidates, if licensed. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
•
delays in obtaining required IRB approval at each clinical trial site;
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

Our operations, Lonza Houston Inc., or Lonza's, operations, Cellares Corporation, or Cellares, and those of any CMOs, CROs and other contractors and consultants that we may engage could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Further, global conflicts or political unrest, such as the ongoing military conflict between Russia and Ukraine and the escalating conflict in the Middle East, including the ongoing U.S.-Israel military conflict with Iran and related hostilities involving other regional actors, may disrupt our global clinical trials and increase the likelihood of supply interruptions. These conflicts have contributed to heightened geopolitical tensions, volatility in energy prices and costs, disruptions to global supply chains and transportation networks, and the expansion of sanctions by the United States and other governments to additional sectors, any of which could increase our costs or impair our ability to source materials and conduct our clinical programs. Additionally, the effect of global financial and economic conditions and geopolitical events, including the consequences of the current administration in the United States, events or changes related thereto, including reductions in force at administrative agencies and tariffs, or political unrest or otherwise, or similar events, may have an impact on our business. Sanctions imposed by the U.S. and other countries in response to geopolitical events and conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The occurrence of any of these business disruptions could seriously harm our research, clinical trials, operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

As a result, we are not profitable and have incurred net losses in each period since our inception. For the nine months ended September 30, 2026 and 2025, we recorded net losses of $147.6 million and $125.9 million, respectively. As of September 30, 2026, we had an accumulated deficit of $664.5 million. We expect to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if, and as, we:

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates, including our RESETTM trials, and our research and development, preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates, to enable commercial production of our products, if licensed, and to initiate and complete registration trials for multiple products. From our inception in April 2017 to the time of our initial public offering, or IPO, our operations were financed by proceeds of $86.4 million from the sale of convertible notes and our convertible preferred stock and proceeds of $71.0 million from the sale of common stock in our IPO. Since our IPO and through September 30, 2026, we have generated cash from public offerings of our common stock and pre-funded warrants to purchase our common stock, and from the exercise of common stock warrants, resulting in aggregate net proceeds of approximately $688.0 million. As of September 30, 2026, we had $299.4 million of cash and cash equivalents. We currently expect our existing cash and cash equivalents as of September 30, 2026, to be sufficient to fund our operations into the first quarter of 2028, which includes our plans to fund the expanded clinical development of rese-cel in multiple indications with and/or without preconditioning, including the ongoing myositis registrational study and initiation of additional potentially registrational studies, and to further advance our manufacturing capabilities in preparation for commercial readiness of rese-cel. We expect to require significant additional financing to complete these clinical trials and any future clinical trials of these and our other product candidates. Further, if marketing approval is received, we will require significant additional amounts of cash to launch and commercialize our product candidates. However, we have based this estimate on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require substantial additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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
•
the cost of maintaining the amount of patient data for which we would be responsible following commercialization of one or more of our product candidates; and
•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

Subsequently, we issued (i) 39,200,000 shares of our common stock and accompanying warrants to purchase an aggregate of 39,200,000 shares of common stock (or pre-funded warrants in lieu thereof) and (ii) in lieu of common stock, to certain investors, pre-funded warrants to purchase an aggregate of up to 10,800,000 shares of our common stock and accompanying warrants to purchase an aggregate of 10,800,000 shares of common stock (or pre-funded warrants in lieu thereof), at an exercise price of $0.00001 per pre-funded warrant, or the 2025 Offering. The combined offering price of each share of common stock and accompanying common stock warrant was $2.00. The combined offering price of each pre-funded warrant and accompanying common stock warrant was $1.99999. The accompanying warrant has an exercise price of $2.50 per share, is immediately exercisable from the date of issuance and expired on September 12, 2026, fifteen months from the date of issuance. Aggregate net proceeds were $93.6 million after deducting underwriting discounts and commissions and offering expenses. As a result of this offering, our stockholders experienced significant dilution. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial number of additional shares of our common stock under the 2025 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

On August 7, 2025, we filed the 2025 Registration Statement (File No. 333-289339) with SEC, which was declared effective on August 15, 2025, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the 2025 Sales Agreement with TD Cowen to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time in “at-the-market” offerings, or 2025 ATM Program, under the 2025 Shelf Registration Statement and subject to the limitations thereof. During the year ended December 31, 2025, we sold 4,160,176 shares pursuant to the 2025 ATM Program for net proceeds of $10.2 million. During the nine months ended September 30, 2026, we sold 12,057,202 shares, for net proceeds of $34.7 million.

In addition, as of September 30, 2026, we had outstanding pre-funded warrants to purchase 6,000,000 shares of our common stock. If some or all of these warrants are exercised, our stockholders could experience substantial dilution and may cause the market price of our stock to decline.

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

In the 2025 Offering, we issued and sold pre-funded warrants to purchase up to 10,800,000 shares of our common stock. As of September 30, 2026, 4,800,000 pre-funded warrants had been exercised and 6,000,000 remain outstanding. Each pre-funded warrant is exercisable until it is fully exercised and by means of payment of the nominal cash purchase price upon exercise or by means of a “cashless exercise” according to a formula set forth in the pre-funded warrant. Accordingly, we will not receive any meaningful additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

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

There have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The legal basis for U.S. tariffs has continued to evolve during 2026: the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act, or IEEPA, with related tariff refunds subsequently ordered by the U.S. Court of International Trade; the global 10% surcharge imposed under Section 122 of the Trade Act of 1974, which applied from February 24, 2026 through July 24, 2026, has since expired; and tariffs of 10% to 12.5% imposed under Section 301 of the Trade Act of 1974 took effect on July 24, 2026 and remain subject to ongoing litigation. The U.S. government has indicated that it may pursue further or replacement tariffs under other statutory authorities, and other countries may respond with retaliatory measures. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, the outcome of pending tariff litigation, the availability and cost of alternative sources of supply, and demand in affected markets. Supply chain disruptions and delays as a result of any new, replacement or retaliatory tariff policies or trade restrictions could increase our cost of materials and disrupt our manufacturing processes. If we or our current or future service providers, manufacturers and other partners are unable to obtain materials in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development and testing of our current and any future product candidates, including our clinical trials, may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Challenges complying with cGMP requirements and other quality issues could arise during efforts to increase manufacturing capacity, optimize manufacturing and scale up production. In addition, in order to obtain regulatory approval of our product candidates (and in order to release our products for commercial use), our manufacturing processes and analytical methods, including with respect to certain raw materials used in the manufacturing of our product candidates, such as lentiviral vector, must be validated in accordance with regulatory guidelines. Failure to successfully validate, or maintain validated state of our manufacturing processes and analytical methods for the product candidates or certain raw materials used in the manufacturing of our product candidates, such as lentiviral vector, in a timely or cost-effective manner, or at all, may undermine our clinical development timelines or delay, or prevent, our ability to obtain regulatory approval of our product candidates. Any process performance qualification (PPQ) campaign for rese-cel must show that the commercial process can consistently produce product meeting predefined specifications under normal variability, including variability of critical materials such as lentiviral vector, or LVV. Regulators may question PPQ approaches that rely on limited or single lots of critical inputs to establish consistency, and may expect a risk assessment, process characterization, and evidence that input material specifications are representative of intended commercial supply. If our PPQ design or results are deemed insufficient, we could be required to perform additional PPQ runs, repeat validation activities, adjust specifications, or conduct further studies, which could be costly and delay our BLA or other regulatory approval.

LVV is a critical manufacturing input for CAR T-cell products. FDA guidance highlights expectations for vector manufacturing and testing, including identity, purity, functional (e.g., potency-related) characteristics, and safety testing. Regulators also emphasize having an appropriately qualified potency strategy in place as development progresses, and they may expect potency-relevant assays for critical components used to support pivotal study supplies, or, if not available at the time of manufacture, a risk-based justification with follow-up testing. Challenges in qualifying or validating vector-related assays, securing vector supply, or meeting evolving specifications could delay batch release, clinical milestones, or approval.

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

Our manufacturing process may be susceptible to technical and logistics delays or failures due to the fact that each patient is an independent manufacturing lot, and also due to unique supply chain requirements. These include the collection of white blood cells from patients’ blood, variability in the quality of white blood cells collected from patients’ blood, cryopreservation of the white blood cells collected, packaging and shipment of frozen white blood cells to the manufacturing site in order to enable multi-site studies, procurement of lentiviral vectors that meet potency and purity requirements and shipment to the product candidate manufacturing site, shipment of the final product to clinical centers, manufacturing issues associated with interruptions in the manufacturing process, scheduling constraints for cell manufacturing slots, process contamination, equipment or reagent failure or supply shortage(s)/interruption(s), improper installation or operation of equipment, vendor or operator error, and inconsistency in cell growth. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies to late-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes may result in the need to enroll additional patients or to conduct additional clinical studies to evaluate the impact of changes on product safety and efficacy. Penn has informed us that it will be unable provide clinical supply for any late-phase or non-U.S. clinical trials of our product candidates that we may conduct. Therefore, we will need to maintain and/or add new agreements with additional CMOs to produce clinical supply of our product candidates for late-phase clinical trials and at the necessary scale. We cannot guarantee that we will be able to enter into such agreements on commercially acceptable terms, if at all. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of ongoing and planned clinical trials or other future clinical trials.

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

Because we are developing novel CAR T and CAAR T cell product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, in 2016, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition, under guidelines issued by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others or in the post-approval context may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates. For example, after the FDA’s November 2023 announcement of its investigation into reports of T cell malignancies for BCMA- and CD19-directed CAR T cell immunotherapies, the FDA informed us that, based on those reports, patients receiving rese-cel in our clinical trials will require life-long monitoring for new malignancies.

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

We have obtained from the FDA orphan drug designation for DSG3-CAART for the treatment of pemphigus vulgaris, for MuSK-CAART for the treatment of MuSK MG and for rese-cel for the treatment of IIM (myositis) and systemic sclerosis. We may seek orphan drug designation for certain other of our product candidates, but may be unable to obtain orphan drug designation for some or all of our product candidates in specific orphan indications in which we believe there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if licensed. Although we may seek orphan drug designation for other product candidates, we may never receive such designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Disruptions at the FDA, patent offices in the United States and abroad and other agencies – including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes – may also slow the time necessary for new drugs or biologics to be reviewed or for patent applications to be examined and granted, which would adversely affect our business. Changes and cuts in FDA staffing have also been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion. In addition, over the past decade, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, in October 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. Federal government operations are currently funded under a continuing resolution that expires on December 11, 2026. If Congress does not enact full-year appropriations or a further continuing resolution before that date, the federal government could again shut down, and agencies such as the FDA and the SEC could again furlough employees and suspend non-essential activities, which could delay review of our regulatory submissions, meetings with the FDA and review of our public filings. In addition, the U.S. government has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown, such as the one that occurred in October 2025, or if funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly affect the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other substantial disruptions at other government agencies, such as the SEC, may also impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For instance, multiple executive actions in the first half of 2025 signaled the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

•
On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of HHS to identify and communicate most-favored-nation, or MFN, price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer MFN pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. Notably, a similar rule promulgated during President Trump’s first term would have tied Medicare Part B reimbursement rates to the lowest price available for a drug in certain foreign countries. That rule was subject to litigation and ultimately rescinded by the Biden Administration in August 2021. In a related development, FDA Commissioner Makary announced in July 2025 that the agency is considering a new fast-track priority review voucher program for manufacturers that commit to pricing drugs in line with those in economically comparable countries. The implementation timeline and commercial implications of these proposals remain uncertain.
•
On April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act of 2022, or the IRA, to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers, or PBMs, in drug pricing and market access.

Further, the Medicare Drug Price Negotiation Program, administered by CMS as part of the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025, or the OBBBA, orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, requires manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. On September 30, 2026, CMS finalized the GLOBE model, which becomes effective on November 30, 2026, with its performance period beginning on January 1, 2027. As finalized, GLOBE excludes certain cell and gene therapies; however, the scope of this exclusion, and whether it would apply to any of our product candidates, if approved, remains uncertain, and CMS could narrow or eliminate the exclusion in future rulemaking. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed a lawsuit challenging the GLOBE model, and the outcome of this litigation, which could delay, modify or invalidate the model, is uncertain. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GUARD would begin its performance period in 2027, and it has not been finalized. GUARD, if finalized, will likely also be subject to legal challenges that could delay its implementation or modify its impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid Model, or GENEROUS Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Numerous other states have enacted similarly comprehensive privacy laws, adding additional complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. These laws impact our strategies, the availability of previously useful data and could result in increased compliance costs and/or changes to our business practices and policies. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state passed a health privacy law that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate genetic data and biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of comprehensive federal data privacy laws to which we may become subject, if enacted.

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

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act, or AI Act, on August 1, 2024. On July 27, 2026, Regulation (EU) 2026/1744, known as the Digital Omnibus on AI, entered into force and postponed the application of the AI Act’s obligations for high-risk AI systems to December 2, 2027 for systems listed in Annex III and August 2, 2028 for systems covered by Annex I. The AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and implementing guidance, and non-compliance can lead to significant fines.

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

*The U.S. Congress or the current administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the current administration in 2025, there have been significant changes to U.S. trade, healthcare, immigration and government regulatory policy and additional changes are likely. For example, the U.S. government has imposed tariffs on most countries throughout the world, and the legal basis for these tariffs has continued to shift during 2026, including the U.S. Supreme Court's invalidation of tariffs imposed under IEEPA, the expiration of the global surcharge imposed under Section 122 of the Trade Act of 1974, and the imposition of tariffs under Section 301 of the Trade Act of 1974 that remain subject to ongoing litigation. The U.S. government has indicated that it may continue to impose tariffs broadly, including under alternative statutory authorities, which could lead to retaliatory actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. In addition, the U.S. midterm elections held on November 3, 2026 have resulted in changes in the composition or control of one or both chambers of Congress, which could lead to changes in legislative, oversight and regulatory priorities, including with respect to drug pricing, healthcare, the FDA and trade policy. Public responses to the elections or their outcomes could also cause disruptions to our operations or those of the third parties on which we rely. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Cabaletta Bio, Inc.

Date: November 5, 2026	By:	/s/ Steven Nichtberger
Steven Nichtberger
Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Anup Marda
Anup Marda
Chief Financial Officer (Principal Financial and Accounting Officer)